Form 10-K
period 1998-12-31
GALAXY ENTERPRISES INC /NV/
filed 1999-04-05
CIK 1063450

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark one)

  [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

  [ ]    Transition report under section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  for  the   transition   period  from   ____________   to
         _____________.

Commission file number

                            GALAXY ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

                   Nevada                             88-0315212
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

       890 North Industrial Park Drive
                Orem, Utah                                         84057
   (Address of principal executive office)                      (Zip Code)

(Issuer's telephone number) (801) 227-0004

      Securities to be registered under Section 12(b) of the Act:
             Title of each class       Name of each exchange on which registered
        Common Stock, Par Value $.007                      None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No , and (2) has been subject to such filing requirements for the past 90 days. Yes No __X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the registrant's net revenue for its most recent fiscal year: $11,448,392.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1999, was $13,540,180.

As of March 24, 1999, 5,700,841 shares of registrant's Common Stock, par value $.007 per share were outstanding.

Documents incorporated by reference: Proxy Statement for June 1999 Annual Shareholders Meeting (Part III of this Report).

                            GALAXY ENTERPRISES, INC.
                                 March 31, 1999
                                   Form 10-KSB

                                     PART 1.

ITEM 1.  Description Of Business

(A)      Business Development

      (1)  Form and year of organization.

Galaxy Enterprises, Inc. (the "Company" or "Galaxy") was organized as a corporation under the laws of the State of Nevada on March 3, 1994. The Company was originally formed under the name Cipher Voice, Inc., and was incorporated for the purpose of developing, producing and marketing equipment related to computer hardware security, known as a digital voice encryption-decryption electronic device. The Company was unsuccessful in developing the technology and subsequently ceased operations. On December 4, 1996, the Company acquired all of the issued and outstanding common stock of Galaxy Mall, Inc., a Wyoming corporation ("GMI"), in exchange for 3,600,000 shares of the Company's common stock. On December 16, 1996, the Company changed its name from Cipher Voice, Inc. to Galaxy Enterprises, Inc. As a result of this stock acquisition, GMI became a wholly owned subsidiary of the Company. Most of the Company's current products and services are offered through GMI.

      (2) Bankruptcy, receivership or similar proceedings.

The Company has neither filed nor been the subject of a bankruptcy, receivership or similar proceeding.

      (3) Material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Effective October 1, 1997 the Company, through its wholly-owned subsidiary GMI, acquired Profit Education Systems, ("PES"), a Wyoming corporation organized April 26, 1993. The Company previously had used the services of PES as a marketer of the Company's services and as a provider and conductor of the Company's Internet education seminars. As part of the PES acquisition, the Company acquired PES's marketing strategies and products, employees and assets.

Also effective October 1, 1997 the Company, again through GMI, acquired CO-OP Business Services, Inc., ("CO-OP"), a Utah corporation organized August 31,
1989. CO-OP previously had provided GMI with customer support, electronic storefront programming, and merchant and client interface programs for GMI's storefronts on the Galaxy Mall. As part of the transaction, the Company agreed to assume approximately $85,000 of CO-OP payables and liabilities, and assumed future payment of certain existing equipment and other leases. CO-OP agreed to transfer to GMI its assets including computers, office equipment and inventory.

(B)  Business of Issuer

      (1)      Principal Products and Services

The Company, through its subsidiary GMI, engages in the business of selling to its customers electronic home pages, or "storefronts," on its Galaxy Mall, an Internet shopping mall, and hosts those storefront sites on its Internet server. The Company's business is to allow its customers (i) to acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. Storefronts designed by or for the customers are programmed by the Company for display on the mall. The Galaxy Mall is located at http://www.galaxymall.com.

The Company contracts with consultants and independent contractors, or creates and produces in-house, various products which it markets. Such products include the following:

Commercial Web Sites/Web Hosting: The Company programs commercial web sites with the most current and up-to-date types of Internet programming, such as HTML, JavaScript, and Perl. Each site programmed for its customer/merchants has available on-line ordering capabilities. All orders processed on-line are supported by encrypted security, which provides merchants and their customers confidence in the safety of ordering products and services on-line. Galaxy either hosts the sites on its own infrastructure (servers), or provides virtual hosting, which give the customer/merchant's site the appearance of having its own web pages hosted by such customer/merchant.

Auto-responders: Galaxy sets up e-mail addresses for its merchants that send back to the individual requesting information an instant reply, then forwards the original message to the owner of the auto-responder. Similar to fax-on-demand, auto-responders are a powerful marketing tool for merchants offering products or services. A merchant can write advertising copy for its product and when someone inquires to the merchant's e-mail address, the ad copy immediately is sent to the potential customer.

Tracking Software: The Company provides software for a merchant's web site which tracks the volume of traffic to that web site. It also provides the merchant with information concerning the derivation of its potential customer and such person's referring universal resource locator. This enables the merchant to track its marketing efforts to determine if its potential customer found the merchant through the merchant's Internet advertisements or its listings in search directories.

Internet Classified Advertisements: Galaxy sells 200 world classified ads on its classified ad network. Each classified ad runs on the network for 90 days. This network is comprised of thousands of listings.

Merchant Accounts: Galaxy sells merchant accounts combined with software which allows the customer to have real time on-line processing for credit cards and checks.

Banner Course/Banner License: The Banner Course consists of over 200 pages and 10 audio cassettes of instruction. Banners are the equivalent of billboards. They are graphical images placed throughout the Internet advertising specific web pages. Internet users simply click on the image and they are taken immediately to the site the image is advertising. The purpose of this course is to help merchants better understand how banner advertising works on the Internet. It helps them benefit their own Internet business by learning how to properly use banner advertising to promote their Internet site. The banner license, which is sold in conjunction with the course, allows the customer to put banners on multiple sites within the Galaxy Mall, as well as benefit from ongoing discounts for future impression and banner purchases.

Banner/Impressions: Galaxy designs and program banners for its customers. These banners are then advertised on Galaxy's network of over 20,000 Internet sites. The number of banner impressions is determined by the number of times the banner advertisement is uploaded, or displayed, on one of Galaxy's Internet sites. Galaxy's customer purchases a number of impressions based upon its specific marketing and advertising needs.

Executive Mentor Program: Galaxy's mentoring program is a one-year program in which a select number of Galaxy's customers become involved. This program provides a personal coach to the customer who works with the customer one-on-one to help the customer build its business on the Internet.


         (2)      Distribution Methods

          Most of the Company's products are Internet related and, consequently, do not utilize traditional distribution channels. The Company's principal products involve delivering to its customers access to the Internet or the capacity to conduct business via the Internet. The Company attracts its customers through Internet marketing workshops. Such workshops are presented several times a week during most weeks of the year. The Company rents hotel conference rooms in various cities throughout the United States in which it hosts its preview sessions and Internet training workshops. The Company uses an information seminar representing a 90-minute preview of the Galaxy Mall and the Internet. Preview attendees are then invited to attend a one day workshop at which the Company provides an intensive training course on Internet and e-mail use, news groups, auto-responders, classified ads, and search engines used to market their products and services on the Galaxy Mall. Interested attendees are then offered the opportunity to acquire a "storefront" presence on the Galaxy Mall to market their products and services. As a customer of the Company, the customer acquires a website hosted by Galaxy Mall created and maintained by the Company for which it charges the customer a fee.

The Company advertises its preview sessions and workshops in direct mail solicitations targeted to potential customers meeting certain demographic criteria established by the Company. The direct mail pieces are mailed to persons and small businesses located in cities scheduled to be visited by the Company's workshop personnel. Mailing lists approximating the demographics established by the Company are obtained from list brokers. Announcements of upcoming preview sessions and workshops also appear in newspaper advertisements in scheduled cities.

            The Company also uses a telemarketing company to advertise and/or market Company products and services, including advertising preview sessions and workshops at selected locations.


         (3)      Status of Publicly Announced New Products

On May 27, 1998 Galaxy announced the introduction of a new product known as BannerSource. BannerSource is a means by which merchants with storefronts on the Internet can increase traffic to their sites by using banner advertising on the World Wide Web. The Galaxy BannerSource network currently markets in excess of one million banner impressions daily to businesses doing commerce on the Internet. (www.bannersource.com).

On December 1, 1998 Galaxy announced the completion of successful testing of a new search engine developed by the Company called MatchSite. This search engine allows Internet users to browse the Web and find sites of interest. When a Web user types in a search request, MatchSite sends the query to several different resources, including the leading, major search engines. The responses are then returned to the user organized into a uniform format, and ranked by relevance. (www.matchsite.com).


         (4)      Competitive Business Conditions

The Internet has developed at a very rapid pace and it is impossible to determine what, if any, changes could or will occur that would change current competitive business conditions. The Company anticipates that new entrants will try to develop competing Internet malls or new forums for conducting e-commerce that could be deemed competitors. The Company, however, believes that it presently has a competitive advantage due to its marketing strategies for its Galaxy Mall and other products. In 1995, certain of the Company's principals, who at that time were working with PES, were instrumental in creating an Internet marketing workshop industry. The Company obtained this Internet marketing workshop expertise when it acquired PES. To the knowledge of Galaxy there were no other businesses engaged in the Internet marketing workshop industry at that time. Due to its experience with such marketing workshops, the Company believes it enjoys a strong competitive position in this industry. Galaxy has used its position as a leader in the Internet marketing workshop industry to establish its Galaxy Mall as one of the largest malls on the Internet. According to the December, 1998 edition of Internet World, Galaxy is considered "one of the large general malls."

Galaxy is aware of several companies previously active in the Internet marketing workshop industry that no longer are connected with the industry. Galaxy is aware of only three companies currently in the industry with which it competes, and to the knowledge of Galaxy, only one of these competitors has been engaged in the industry as long as has Galaxy.

Anticipated and expected technology advances associated with the Internet itself, increasing use of the Internet, and new software products, are welcome advancements expected to attract more interest in the Internet and broaden its potential as a viable marketplace and industry. Galaxy anticipates it can compete successfully, building on its three-year head start in its segments of the industry by relying on its infrastructure, existing marketing strategies and techniques, systems and procedures, by adding additional products and services in the future, and by periodic revision of such methods of doing business as deemed necessary.

      (5)  Sources and Availability of Raw Material

Galaxy does not rely on any raw materials for its business operations.

      (6)  Dependence on Major Customers

Registrant does not rely nor is it dependent on one or a few major customers.

      (7)  Intellectual Property

Registrant business operations do not depend upon any proprietary intellectual property other than certain trade secrets.

      (8)  Need For Governmental Approval

The Company believes that its business operations do not require governmental approval. At least one jurisdiction, however, has asserted that the Company's products constitute a "business opportunity" and must be registered prior to sale. The Company has disputed this assertion and has entered into a settlement with that jurisdiction pursuant to which no such registration will be necessary. See "Legal Proceedings."

      (9)  Effect of Governmental Regulation on Business

The Company is not aware of any existing governmental regulation and does not anticipate any governmental regulation which materially affects the Company's ability to conduct its business operations. Currently sales on the Internet are not taxed. Whether or when governmental agencies impose sales taxes on Internet sales, it is expected they will be passed on to the consumer as in traditional marketing and sales.

      (10)  Research and Development

During the last two fiscal years Galaxy has engaged in extensive research and development activities, developing the various products and services described above. Galaxy also has developed the following:

An on-line order processing system allowing its customers to have real time verification and processing of all their orders.

A "shopping cart" system allowing unlimited products to be added to an on-line order. It calculates the product price totals and adds shipping, handling and other applicable charges.

Specialized "bridges" allowing faster access to on-line processing of credit cards by credit card processors.

A "window shopping" feature allowing users to surf through random storefronts with greater ease.

Automated auto-responder software allowing a Galaxy customer to Log in to make changes to the customer's auto-responder, rather than relying on Galaxy's programmers to make such changes manually.

A database driven merchant registration service allowing Galaxy to monitor and keep secure its "Merchants Only" section of the Galaxy Mall.

Integrated directory database and billing database, providing Galaxy with faster and easier billing of its customers.

New banner exchange software and search engine software allowing Galaxy to sell advertising space based upon the impressions each site generates. The banner exchange is located at bannersource.com and the search engine is located at matchsite.com.

The Company estimates that it spent approximately $150,000 during 1997 and $250,000 during 1998 on such research and development activities. In addition, the Company spent during such time in excess of $100,000 in marketing research, development and market testing to introduce its products and services to the Canadian market.

      (11)  Compliance with Environmental Laws

Cost of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Company's operations.

      (12)  Employees

As of March 12, 1999, the Company employed 84 people, 55 of whom work full-time. Of the total employees, three employees are executive personnel, 35 are technical personnel, 24 are in marketing and sales, and 22 were administrative, accounting, information systems, and clerical personnel.

ITEM 2.  Description Of Property

The Company's principal office is located at 890 North Industrial Park Drive, Orem, Utah 84057. The property is an unfurnished two-story office building having approximately 8,000 square feet, and includes landscaping and a paved parking area adequate for employee and customer vehicle parking. The property is leased from an unaffiliated third party for a period of three years with annual rental of $72,000, payable monthly in the amount of $6,000. The Company maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by the Company.

The Company also rents on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States and Canada at which it hosts its preview session and Internet training workshops. The Company is under no long-term obligations in connection with such hotels.


ITEM 3.  Legal Proceedings

On May 14, 1998 the Company initiated legal action against a competitor, certain of its officers and employees, and others, in the Third Judicial District Court of Salt Lake County, State of Utah in a proceeding entitled Galaxy Enterprises, Inc. vs. Cyberworks Institute, Inc. The Commercium, Inc., Scott Alexander, Marek Shon, Curtis Matsko, Adam Maher, and John Does I through XX, case number 980904883. In this action, the Company asserts claims of breach of contract, misappropriation of trade secrets, common law unfair competition, interference with contract and economic advantage, breach of duty of good faith and fair dealing, breach of fiduciary duty and common law duty of loyalty, and conspiracy for which the Company seeks a minimum of $3,000,000. The case is still in the discovery state and no trial date has yet been scheduled.

On June 18, 1998, the Commonwealth of Kentucky filed an action against Galaxy Mall, Inc., a wholly-owned subsidiary of the Company, in a proceeding filed in the Fayette County Circuit Court entitled Commonwealth of Kentucky, ex rel. A.B. Chandler III, Attorney General vs. Galaxy Mall, Inc., civil action number 98CI2257. The action alleges Galaxy Mall, Inc. offered for sale in Kentucky business opportunities without first registering with the Attorney General or posting a surety bond as required by Kentucky law. The suit seeks to: (i) enjoin Galaxy Mall, Inc. from further sales unless first registered, (ii) impose a $2,000 civil penalty, (iii) cancel any contracts made in Kentucky and (iv) return of funds to Kentucky purchasers. Galaxy Mall, Inc. denied all allegations. On December 15, 1998, an Order of Dismissal was entered based on Galaxy agreeing to advise the Kentucky Attorney General's office of any complaints from Galaxy customers in Kentucky for a period of twelve months from the date of entry of the Order of Dismissal.

In December, 1998 the Company and GMI were served as defendants in a purported class action filed in the Superior Court of Orange County, State of California, in a case entitled Pamela Chang vs. Busting Out, Inc., De'Nae Walker, New Body, Inc., Steven Olschwanger, Natural Curves LLC, New Woman, Ltd, Galaxy Enterprises, Inc., Galaxy Mall, Inc., The Barnstead Trust, East Bay Products, LLC, Rick Raynford, et al., in which the plaintiff claims to have been damaged in that she was offered the opportunity to purchase a certain product from various web sites on the Internet operated by defendants. Plaintiff alleges the product was offered for sale through unfair, deceptive, untrue or misleading advertising intended to result in the sale of the product, in violation of applicable California law. Plaintiff seeks to enjoin the use of such alleged deceptive practices, an accounting of all money received and all profits acquired as a result of such practices, an order of restitution to all persons of funds acquired by such alleged practices, a distribution of any moneys recovered, unspecified actual damages, unspecified punitive damages, attorney's fees and costs. The Company has denied all allegations and has asserted numerous affirmative defenses. The Company also filed a motion to quash service of the summons for lack of jurisdiction. On March 17, 1999 the Superior Court granted the motion to quash.
Consequently, the Superior Court currently has no jurisdiction over the Company.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted for a vote of the shareholders during the fourth quarter of 1998.



                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholders Matters

The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation bulletin board system, under the symbol "GLXY." The common stock was first publicly traded on January 7, 1997.

The following table sets forth the range of high and low bids for the common stock of the Company for the past two years.

      Common Stock Schedule

                Fiscal Year 1998 Quarter Ended        High      Low

                September 30, 1998 ...........   $    2.32$     .562
                June 30, 1998 ................        2.12      .750
                March 31, 1998 ...............        2.25      .750
                December 31, 1997 ............        2.72     1.375


                Fiscal Year 1997 Quarter Ended   High     Low

                September 30, 1997 ...........   $    3.87$    1.375
                June 30, 1997 ................        5.25     3.000
                March 31, 1997 ...............        5.50     2.500
                December 31, 1996 ............         n/a      n/a


On March 24, 1999, the closing quotation for the common stock on the bulletin board was $2.875 per share. As of March 24, 1999, there were 5,700,841 shares of common stock issued and outstanding, held by approximately 141 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

The trading volume of the Company's common stock is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the operations, earnings and business activities of the Company.

The Company has not paid any dividends with respect to its common stock and does not anticipate paying any dividends in the near future. The Company's credit facility with its bank prohibits the payment of dividends without the consent of the bank.

        ITEM 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of Galaxy Enterprises, Inc. and other financial information appearing elsewhere herein.

Results of Operations

Revenues. The Company's sales for the calendar year ending December 31, 1998 were $11,448,392 as compared to $2,495,096 for the twelve months ending December 31, 1997. This increase was due in part to the purchase by the Company of the assets and business interests of PES and CO-OP. Both companies were acquired on October 1, 1997, and therefor the revenues from them were included in 1998 for the full year, but in1997 for only the fourth quarter. The Company does not break down sales for the businesses acquired from PES and CO-OP and, consequently, the Company cannot give meaningful comparisons of the revenue attributable to each for the fourth quarter of each year.

Cost of Services/Products Sold. Cost of sales during 1998 totaled $5,105,614, which is equal to 44.6% of revenues. Cost of sales during 1997 totaled $1,056,579, which is equal to 42.3% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to the increase in telemarketing sales which have lower margins. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefronts and contract and telemarketing services. Cost of sales does not include any depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses plus depreciation were equal to $6,244,453 in 1998 compared to $1,167,880 in 1997. These expenses, as a percentage of sales, increased in 1998 to 54.5% from 46.8% in 1997. The increase in the expenses as a percentage of sales is attributable to increases in royalty payments, legal expenses, telephone expenses and rent for larger quarters; as well as postage and mailing expenses to solicit persons to attend the Company's preview sessions and workshops that are disproportionately higher than the increase in revenues. The Company anticipates that such expenses, as a percentage of sales, will stay the same because the Company had a significant moving expense in 1998 which will not occur in 1999 and mailing costs are anticipated to stay substantially the same.

Amortization. During 1998 amortization of Goodwill and Deferred Charges was $80,175 compared to $36,826 in 1997. Total Goodwill at the end of 1998 was $794,753 and Deferred Charges were $67,127 (net of amortization). The Goodwill arose through the purchase by GMI of PES and CO-OP. The Company believes that the combination of the three companies will reduce costs and provide the Company with greater control over its business activities.

Non-Recurring Expenses. An expense item in the income statement for fiscal year 1997 called "Merger Expenses" was a one time, non-recurring charge relative to an investment in Books Now, Inc. ("Books Now") The Company entered into an agreement to purchase Books Now in a stock for stock exchange and to provide working capital for the implementation of its business plan. Pursuant to the agreement, the Company advance $108,000 to Books Now. By December 1997 the Company determined that it was not in the best interest of the Company to continue the arrangement with Books Now. A settlement was negotiated and the companies signed a mutual release of claims against each other. The advance was written off the financial records of the Company.

Income Taxes. Income tax benefit for 1998 was $15,951. The net benefit arose as a result of tax refunds from prior years and a reversal of a prior year over-accrual, offset by the current year income tax liability.

Net Income/Loss. The Company reported Net Income of $35,375 for the Calendar year ending December 31, 1998, as compared to Net Income of $87,328 for the twelve-month period ending December 31, 1997. On a per share basis this amounted to a profit of $.0067 per share in 1998 as compared to a profit of $.02 per share in 1997.


Capital Resources

New Investments. Since the end of fiscal year 1998, the Company (i) sold a $500,000 convertible note to the Augustine Fund through Augustine Capital Management, an institutional investor based in Chicago, Illinois, and (ii) entered into an agreement with Invest Linc Capital Corp. ("Invest Linc") whereby Invest Linc, through certain related funds, will invest up to $1,000,000 in exchange for equity in the Company. Also as part of the Agreement, Invest Linc received a warrant to purchase an additional 250,000 shares of the Company's stock, at $2.84 per share. The warrant has a two-year term. During January and February, 1999, the Augustine Fund converted the note into 169,189 shares of the Company's common stock at a weighted average price of $2.96 per share. Invest Linc has invested a total of $1,000,000 in exchange for 250,000 shares of the Company's common stock. This capital infusion has significantly improved the Company's liquidity and its ability to meet ongoing working capital needs.

Cash.  Cash on hand at December 31, 1998 totaled $24,718 as compared to $113,144
at  the  end  of  1997.   Total  current  assets  were  $268,292  and  $202,042,
respectively.

Accounts Payable. Accounts payable at December 31, 1998 totaled $651,473. There was also a bank overdraft of $179,301 bringing the total payable up to $830,744 as compared to $738,004 at the end of 1997. Some of the proceeds of the sale of the convertible note were used to retire the overdraft. Total current liabilities at December 31, 1998 were $1,068,270 compared to $1,052,555 at December 31, 1997.

Equipment and Property. Equipment increased during 1998 from $121,702 to $171,868 net of accumulated depreciation of $6,592 in 1997 and $59,773 in 1998. This was due to the need for additional computer and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition. As of December 31, 1998 future aggregate minimum obligations under equipment leases for the year 1999 were $141,027. This includes both the corporate office building and equipment leases.

Stockholders' Equity. Total Stockholders' Equity increased to $256,285 during 1998 from $207,160 at December 31, 1997, an increase of $49,125. This resulted from net income together with the sale of 10,000 shares of stock to a member of the board of directors for $13,750.


Liquidity

Ratios. At December 31, 1998 the Company's current ratio, current assets compared to current liabilities, was a negative 4 to 1 compared to a negative
5.2 to 1 as of December 31, 1997. This out of balance situation is being corrected by projected profitable operations and through the sale of Company stock.

Financing Arrangements. The Company has worked out extended payment plans with hotels and other vendors and is meeting its commitments under the plans. On July 30, 1998 the Company was able to arrange a bank line of credit for $100,000 with Far West Bank of Provo, Utah. This line is intended to assist the Company through the seasonal slow periods it experiences. From July 15 through Labor Day and again from Thanksgiving Day until January 15 of the following year the business is slower than at other times. It is the result of fewer attendees at the Company's Internet training seminars during these traditional vacation and holiday periods.

Cash flow. Current cash flow from operations plus cash from the sale of Company stock will allow the Company to meet its current obligations. During February and March 1999 the Company sold 250,000 shares of common stock to Invest Linc for a total investment of $1,000,000. These cash inflows enabled the Company to begin implementing its strategic plan for future growth, but they will not be sufficient to fund the entire business plan. Therefore, it will be necessary to obtain additional equity funding and long-term loans from banks or other financial institutions to meet its long-term goals. The Company anticipates that it will sell additional stock through either private or registered public offerings during 1999, and will continue its efforts to improve its financial condition so as to qualify for long term loans from commercial banking institutions.


Business Development

In October of 1997 the Company embarked on a campaign to increase sales by telemarketing to its customers and other interested parties. Independent firms under contract to GEI provided the telemarketing services. The program was successful and sales during fiscal year 1998 from telemarketing efforts were $4,338,663 compared to $74,320 for the fourth quarter of 1997. After the end of fiscal year 1998, the Company signed a letter of intent to acquire Impact Media, L.L.C. ("Impact"). Impact is a product development company and produces products that can be sold to GMI customers. The Company estimates that one-half of these additional sales will occur via telemarketing. With the acquisition of Impact, the Company believes it will be able to significantly increase sales.

Year 2000 Readiness

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products and services do incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers. Management has initiated a program to prepare for compliance in these three areas and expects such program to be implemented and completed by June 1999. Costs will be expensed as incurred and currently are not expected to be material.

The Company believes its current IT systems, with a few exceptions which are being addressed, are year 2000 compliant. The Company is currently conducting an inventory of non-IT systems which may have inadequate date coding and will commence efforts to remedy any non-compliant systems by the end of the first quarter of 1999. Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties. The Company anticipates requesting confirmations from third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. However, any failure on the part of such companies with whom the Company transacts business to be year 2000 compliant on a timely basis may adversely affect the operations of the Company.

The foregoing statements are based upon management's current assumptions


ITEM 7.  Financial Statements

The financial statements and supplementary data are included beginning at page F-1.


ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

The information required is set forth under the captions "Election of Directors, Directors and Executive Officers; Compliance with Section 16(a) of Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 10.  Executive Compensation

The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management

The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12.  Certain Relationships And Related Transactions

The information required is set forth under the caption "Election of Directors - Certain Relationships and Related Transaction" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.  Exhibits And Reports On Form 8-K

        (a)     Exhibits

Exhibit No.                                                  Description
     *3.1         Articles of Incorporation of Cipher Voice, Inc.
     *3.2         Certificate  of  Amendment  of Articles of  Incorporation  for
                  Cipher Voice, Inc., dated October 30, 1996
     *3.3         Certificate  of  Amendment  of Articles of  Incorporation  for
                  Cipher Voice, Inc., dated December 16, 1996
     *3.4         By-Laws of Cipher Voice, Inc.
    *10.1         Stock for  Stock  Agreement  dated  December  4, 1996  between
                  Cipher Voice and the shareholders Galaxy Mall, Inc.
     *10.2        Exchange  Agreement  between  Galaxy  Mall,  Inc.  and  Profit
                  Education Systems, Inc. dated October 1, 1997
     *10.3        Transfer   Agreement  Between  Galaxy  Mall,  Inc.  and  CO-OP
                  Business Services dated October 1, 1997
     *10.4        1997 Employee Stock Option Plan
     *10.5        Incentive Stock Option Agreement
     *10.6        Stock  Option  Agreement   between  Ray  Anderson  and  Galaxy
                  Enterprises, Inc. dated August 10, 1998
     *10.7        Stock  Option  Agreement  between  Darral G. Clarke and Galaxy
                  Enterprises, Inc. dated August 10, 1998
     *10.8        Consulting Agreement with Gary Cochran dated October 1, 1998
     *10.9        Royalty and Consulting Agreement with Gary Cochran May 1, 1998
     **23.1       Consent of Wisan, Smith, Racker & Prescott, LLP
     **27.1       Financial Data Schedule - filed herewith

    * Filed as an Exhibit to the Form 10-SB filed on November 12, 1998. ** Filed herewith.


       (b)      Reports on Form 8-K.

               None.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   April 3, 1999            GALAXY ENTERPRISES, INC.



                             By: /s/ John J. Poelman
                                 John J. Poelman
                                  President, Chief Executive Officer
                                  and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.



        Date:  April 3, 1999            By:  /s/ John J. Poelman
                                        John J. Poelman
                                        President, Chief Executive Officer
                                        and Director



        Date:  April 3, 1999           By:  /s/ Brandon B. Lewis
                                       Brandon B. Lewis
                                       Executive Vice President, Chief Operating
                                       Officer and Director



        Date:  April 3, 1999          By:  /s/ Frank C. Heyman
                                      Frank C. Heyman
                                      Chief Financial Officer



        Date:  April 3, 1999          By:  /s/ __________________
                                      Darral G. Clarke
                                      Director



        Date:  April ___, 1999        By:_________________________
                                      B. Ray Anderson
                                      Director

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITORS'
REPORT.......................................................................F 3

CONSOLIDATED BALANCE
SHEETS.......................................................................F 4

CONSOLIDATED STATEMENTS OF
OPERATIONS...................................................................F 6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY.......................................................................F 7

CONSOLIDATED STATEMENTS OF CASH
FLOWS........................................................................F 8

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS...................................................................F 9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Galaxy Enterprises, Inc.
Orem, Utah


We have audited the accompanying consolidated balance sheets of Galaxy Enterprises, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Enterprises, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             Wisan, Smith, Racker & Prescott LLP

Salt Lake City, Utah
March 19, 1999

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                                           1998          1997
                                                      -----------    -----------
    ASSETS

CURRENT ASSETS
  Cash .............................................    $   24,718    $  113,144
  Trade accounts receivable (net of allowance of
   $43,832 at December 31, 1998) ...................        40,839        41,109
  Related party trade accounts receivable ..........        38,910          --
  Prepaid expenses .................................        18,549          --
  Employee advances ................................         1,871         1,000
  Deferred income taxes ............................        14,200          --
  Credit card reserves .............................       129,205        46,789
                                                        ----------    ----------
              TOTAL CURRENT ASSETS .................       268,292       202,042

EQUIPMENT ..........................................       171,868       121,702

OTHER ASSETS
  Deferred charges .................................        67,127        89,502
  Goodwill .........................................       794,753       852,553
  Other ............................................        32,815        16,016
                                                        ----------    ----------
                                                           894,695       958,071




              TOTAL ASSETS .........................    $1,334,855    $1,281,815
                                                        ==========    ==========




The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                                          1998            1997
                                                -----------------    -----------
    LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Trade accounts payable .......................      $  606,553      $  673,044
  Related party trade accounts payable .........          44,920          64,960
  Bank overdraft ...............................         179,301            --
  Accrued expenses .............................         108,536         280,043
  Income taxes currently payable ...............           7,900          27,636
  Notes payable ................................         115,000            --
  Unearned income ..............................           6,060           6,872
                                                      ----------      ----------
        TOTAL CURRENT LIABILITIES ..............       1,068,270       1,052,555

DEFERRED INCOME TAXES ..........................          10,300           7,100
NOTE PAYABLE ...................................            --            15,000

STOCKHOLDERS' EQUITY
  Common stock, par value $.007
   Authorized 25,000,000 shares
   5,281,652 and 5,271,652 shares
   issued and outstanding, respectively ........          36,971          36,901
  Additional paid-in capital ...................          91,959          78,279
  Retained earnings ............................         127,355          91,980
                                                      ----------      ----------
        TOTAL STOCKHOLDERS' EQUITY .............         256,285         207,160
                                                      ----------      ----------

        TOTAL LIABILITIES AND EQUITY ...........      $1,334,855      $1,281,815
                                                      ==========      ==========


The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1998 and 1997


                                                       1998             1997
                                               -----------------    -----------
REVENUE
  Sales ....................................     $ 11,448,392      $  2,495,096
  Cost of sales ............................        5,105,614         1,056,579
                                                 ------------      ------------
            GROSS PROFIT ...................        6,342,778         1,438,517
                                                 ------------      ------------

OPERATING EXPENSES
  Selling ..................................        4,764,340           856,073
  General and administrative ...............        1,383,021           305,215
  Bad debt expense .........................           43,832              --
  Depreciation .............................           53,260             6,592
  Amortization .............................           80,175            36,826
  Merger expenses ..........................             --             108,000
                                                 ------------      ------------
           TOTAL OPERATING EXPENSES ........        6,324,628         1,312,706
                                                 ------------      ------------

           OPERATING INCOME ................           18,150           125,811

OTHER (INCOME) EXPENSES
  Interest income ..........................              (11)              (31)
  Other income .............................           (5,405)             --
  Interest expense .........................            4,142               433
                                                 ------------      ------------
         TOTAL OTHER (INCOME) EXPENSES .....           (1,274)              402

  Income before income taxes ...............           19,424           125,409

  Income tax expense (benefit) .............          (15,951)           38,081
                                                 ------------      ------------

            NET INCOME .....................     $     35,375      $     87,328
                                                 ============      ============

Weighted average shares outstanding:
  Basic ....................................        5,272,069         5,271,652
  Diluted ..................................        5,724,683         5,271,652

Net income per share:
  Basic ....................................     $      .0067      $        .02
                                                 ============      ============

  Diluted ..................................     $      .0062      $        .02
                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997


                                                             Additional
                                              Common Stock     Paid in  Retained
                                            Shares    Amount   Capital  Earnings
                                            ------------------------------------

Balance, December 31, 1996 ..............  5,255,352  $36,787  $78,279  $  4,652

Common stock issued for
 bonuses at $.007 per share .............     16,300      114     --        --

Net income for the period ended
 December 31, 1997 ......................       --       --       --      87,328
                                           ---------  -------  -------  --------

Balance, December 31, 1997 ..............  5,271,652   36,901   78,279    91,980

Common stock issued for
 stock options at $.007 per share .......     10,000       70   13,680      --

Net income for the year ended
 December 31, 1998 ......................       --       --       --      35,375
                                           ---------  -------  -------  --------

Balance, December 31, 1998 ..............  5,281,652  $36,971  $91,959  $127,355
                                           =========  =======  =======  ========

The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                         1998            1997
                                                -----------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................   $  35,375    $  87,328

  Adjustments to reconcile net income
  to net cash flows from (used by)
  operating activities:
   Depreciation ......................................      53,260        6,592
   Amortization ......................................      80,175       36,826
   Deferred income taxes .............................     (11,000)       7,100
   Bad debt provision ................................      43,832         --

   Changes in operating assets and liabilities:
    Increase in credit card reserves .................     (82,416)     (46,789)
    Increase in trade accounts receivable ............     (43,562)     (41,109)
    Increase in employee advances ....................        (871)      (1,000)
    Increase in prepaid expenses .....................     (18,549)        --
    (Increase) decrease in trade accounts receivable
       - related entity ..............................     (38,910)      87,787
    Increase in deposits .............................     (16,799)     (16,015)
    Increase in goodwill .............................        --       (867,004)
    Increase (decrease) in trade accounts payable ....     (66,491)     673,044
    Increase (decrease) in trade accounts payable
      - related entity ...............................     (20,040)      63,741
    Increase (decrease) in accrued expenses ..........    (171,507)     280,043
    Increase (decrease) in income taxes payable ......     (19,736)      26,527
    Decrease in unearned income ......................        (812)     (80,915)
                                                         ---------    ---------
     Net cash flows from (used by)
       operating activities ..........................    (278,051)     216,156
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment ..............................    (103,426)    (128,294)
                                                         ---------    ---------
      Net cash used by investing activities ..........    (103,426)    (128,294)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash from notes payable ............................     100,000       15,000
  Increase in bank overdraft .........................     179,301         --
  Common stock issued for cash .......................      13,750         --
  Common stock issued for bonuses ....................        --            114
                                                         ---------    ---------
      Net cash flows from financing activities .......     293,051       15,114
                                                         ---------    ---------

      NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS ........................     (88,426)     102,976

    CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR ...........................     113,144       10,168
                                                         ---------    ---------

   CASH AND CASH EQUIVALENTS
      AT END OF YEAR .................................   $  24,718    $ 113,144
                                                         =========    =========


The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES
               Organization and Operating History
               The Company was incorporated in the State of Nevada on March 3, 1994 under the name of Cipher Voice, Inc. The Company was originally organized to engage in the research and development for the production of equipment related to computer hardware security. Initial capitalization consisted of $10,000 in cash from incorporators for 821,429 shares of common stock (all shares are post reverse split 1:7). In 1994 the Company received $100,059 as the net proceeds from a public stock offering; 404,571 shares of common stock were issued. During 1994 and 1995, 1,293,858 shares of common stock were reacquired, at no cost, and cancelled. Also, during 1994, 1995, and 1996, 651,067 shares of common stock were issued for service rendered. During 1996, the Company completed a public offering with net proceeds of $1,757; 1,130,000 shares of common stock were issued. The Company expended all of the capital raised in the 1994 initial public offering without completing the research and development necessary to produce the computer hardware desired. The Company was then considered to be a development stage company. On October 30, 1996 the Company changed its authorized capital to 25,000,000 shares of $.007 par value shares, by amending its articles of incorporation, following the authorization of a 1 for 7 reverse stock split.

               On December 4, 1996, the Company acquired all of the outstanding common stock of Galaxy Mall, Inc., (the Subsidiary) for 3,600,000 shares of the Company's common stock. For accounting purposes, the acquisition of the Subsidiary has been treated as an acquisition of the Company by the Subsidiary and as a recapitalization of the Subsidiary. The acquired company, the Subsidiary, is treated as the surviving entity for accounting purposes. The Subsidiary was formed on June 7, 1996 in the state of Wyoming. The Subsidiary is engaged in the field of Internet marketing, training and providing storefronts in an Internet shopping mall through seminars conducted throughout the United States.

               The Company changed its name to Galaxy Enterprises, Inc. by amending its articles of incorporation on December 16, 1996. Due to the operations conducted and revenues generated, the Company is no longer considered a development stage company.

               The Company purchased all of the assets of both Profit Education Systems, Inc. (PES) and CO-OP Business Services (CO-OP) on October 1, 1997. The Company agreed to assume the liabilities of PES and CO-OP in exchange for their assets. The liabilities assumed by the Company in excess of the assets acquired in these transactions resulted in the recording of goodwill in the amount of $867,004.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               Business Activity
               The Company, through it subsidiary, engages in the business of leasing to its customers electronic home pages, or "storefronts," on its Galaxy Mall, an Internet shopping mall, and hosts those storefront sites on its Internet server. The Company's business is to allow its customers (i) to acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. Storefronts designed by or for the customers are programmed by the Company for display on the mall. The Company also contracts with consultants and independent contractors, or creates and produces in-house, various other internet business related products which it markets. The Company markets its products and services throughout the United States.

               Principles of Consolidation
               The consolidated financial statements include those of Galaxy Enterprises, Inc. and its wholly-owned subsidiary, Galaxy Mall. All significant intercompany accounts and transactions have been eliminated.

               Cash and Cash Equivalents
               Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

               Property and Equipment
               Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

               Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

               Amortization
               Deferred charges are amortized using the straight-line method over five years for organization and startup costs. Goodwill is amortized using the straight-line method over fifteen years.

               Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               Earnings per Share
               In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of options, warrants and convertible securities, and therefore, are comparable to the earnings per share the Company previously reported as earnings per share.

               Revenue Recognition
               Revenue is recognized when services are provided to customers.

               Income Taxes
               The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

               Comprehensive Income In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. Application of SFAS No. 130 had no impact on the Company's net income or stockholders' equity.

               Stock-Based Compensation
               The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and the related interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is only recognized for stock options issued when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the grant date. Such costs are expensed over the vesting period of the stock options.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               Stock-Based Compensation (continued)
               SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

               Research and Development Costs
               Research and development costs are expensed as incurred. Such costs were approximately $250,000 in 1998 and $150,000 in 1997.

               Advertising and Promotion
               Costs of direct response advertising are matched with the expected revenue stream, generally six to 24 months. Direct response advertising consists primarily of advertising costs incurred in connection with the procurement of leases of space in the Company's on-line mall.

               Advertising expenses of $2,675,335 and $524,055 were incurred for the years ended December 31, 1998 and 1997, respectively. Advertising costs deferred, included in other non-current assets, amounted to $19,800 at December 31, 1998.

               Reclassifications Certain amounts in 1997 have been reclassified to conform with the 1998 financial statement presentation.


NOTE 2 -       EQUIPMENT
               Equipment as of December 31, 1998 and 1997 are detailed in the following summary:

                                                Accumulated   Net Book
               1998                  Cost       Depreciation    Value
               ----                -------   --------------- ----------

            Computer equipment ...   $157,351   $ 48,117   $109,234
            Computer software ....     32,189      2,263     29,926
            Office equipment .....     33,157      7,883     25,274
            Furniture and fixtures      6,104        505      5,599
            Leasehold improvements      2,840      1,005      1,835
                                     --------   --------   --------

                                     $231,641   $ 59,773   $171,868
                                     ========   ========   ========

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 2 -       EQUIPMENT (CONTINUED)
                                            Accumulated    Net Book
               1997                 Cost    Depreciation    Value
               ----               ------- --------------- --------

              Computer equipment   $ 95,815   $  5,007   $ 90,808
              Computer software         201         10        191
              Office equipment .     32,278      1,575     30,703
                                   --------   --------   --------

                                   $128,294   $  6,592   $121,702
                                   ========   ========   ========


NOTE 3 -       COMMITMENTS AND CONTINGENCIES
               Leases
               The Company leases certain of its equipment and corporate offices under long-term lease agreements expiring at various dates
               through  2003.   Future  aggregate   minimum   obligations  under
               operating leases as of December 31, 1998, exclusive of taxes and insurance, are as follows:
                                                           Operating
                                                             Leases
               Year ending December 31,
                 1999                             $          141,027
                 2000                                        139,255
                 2001                                         68,157
                 2002                                         33,334
                 2003                                         27,192
                                                      ------------------

               Total                               $          408,965
                                                       ==================

               Rental expense under the operating lease agreements totaled approximately $186,877 and $83,000 for the years ended December 31, 1998 and 1997 respectively.

               The Company is a defendant in two lawsuits arising in the normal course of its business. In the opinion of management the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 4 -       DEFERRED CHARGES
               Deferred charges consist of the following:
                                             1998          1997
                                         ----------    -----------

               Organization costs .....   $   7,955    $   7,955
               Startup costs ..........     103,923      103,923
                                          ---------    ---------
                                            111,878      111,878
               Accumulated amortization     (44,751)     (22,376)
                                          ---------    ---------

                                          $  67,127    $  89,502
                                          =========    =========


NOTE 5 -       GOODWILL
Goodwill is comprised of the following amounts, resulting from the purchase of assets from the corresponding entities:
                                                   1998         1997
                                              -----------    -----------

               Profit Education System (PES) .   $ 793,394    $ 793,394
               CO-OP Business Services (CO-OP)      73,610       73,610
                                                 ---------    ---------
                                                   867,004      867,004
               Accumulated amortization ......     (72,251)     (14,451)
                                                 ---------    ---------

                                                 $ 794,753    $ 852,553
                                                 =========    =========


NOTE 6 -       INCOME TAXES
               The components of income tax expense (benefit) related to continuing operations are as follows:
                                            1998           1997
                                        -----------    -----------

               Current ...........       $ (4,951)       $ 30,981
               Deferred ..........        (11,000)          7,100
                                         --------        --------

                                         $(15,951)       $ 38,081
                                         ========        ========

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 6 -       INCOME TAXES (CONTINUED)
                                                     1998             1997
                                             ------------------  -----------
               Differences between the U.S. statutory
                and effective tax rates

                 U.S. statutory rate .........   $  6,600    $ 29,692
                 State income taxes, net of
                 federal tax effect ..........      3,300       3,500
                 Refund of prior year taxes ..    (17,650)       --
                 Overaccrual of prior year tax     (3,750)       --
                 Other, net ..................     (4,451)      4,889
                                                 --------    --------

                 Effective tax expense (benefit)   $(15,951)   $ 38,081
                                                  ========    ========

                 Cash paid for income taxes ....   $ 32,400    $  4,500
                                                  ========    ========

               The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:

                                                    1998        1997
                                               -----------    --------
           Deferred tax assets
             Receivable valuation .............   $14,200   $  --

           Deferred tax liabilities
             Depreciation .....................    10,300     7,100
                                                  -------   -------

           Net deferred tax asset (liabilities)   $ 3,900   $(7,100)
                                                  =======   =======

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 7 -       NOTES PAYABLE
               Notes payable as of December 31, 1998 and 1997 are detailed in the following summary:

                                                          1998          1997
                                                   --------------    -----------

   Note payable to an individual, interest at
    8.5%, unsecured ...............................   $  15,000    $  15,000

   Note  payable  to a  financial  institution  due
   July  30,  1999, interest at prime plus 3%
   (10.75% at December 31, 1998), secured
    by equipment and common stock .................     100,000         --
                                                      ---------    ---------
                                                        115,000       15,000

     Less current portion .........................    (115,000)        --
                                                      ---------    ---------

   Long-term portion ..............................   $    --      $  15,000
                                                      =========    =========

Interest paid during the years ended December 31, 1998 and 1997 was $4,100 and $400, respectively.


NOTE 8 -       RELATED ENTITY TRANSACTIONS
As             discussed in Note 1, on October 1, 1997, the Subsidiary purchased the assets and  business  interest of Profit  Education  Systems,
               Inc. (PES).  Until such date, PES had been working under contract
               with  the  Subsidiary,   providing  marketing  services  for  its
               Internet workshops. The purchase price of PES was equal to the obligations of PES which were assumed by the Subsidiary. Such acquisition was accounted for as a purchase.

               Also discussed in Note 1, on October 1, 1997, the Subsidiary purchased the assets and business interests of CO-OP Business Services, Inc. (CO-OP). Until such date, CO-OP had been working under contract to the Subsidiary providing customer services to its merchants on the Galaxy Mall, an Internet shopping mall. The purchase price was equal to the obligations of CO-OP assumed by the Subsidiary. Such acquisition was accounted for as a purchase

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 8 -       RELATED ENTITY TRANSACTIONS (CONTINUED)
               In addition to its direct sales efforts, the Company utilizes the services of American Marketing Systems, Inc. ("AMS"), a Nevada corporation. AMS provides telemarketing services to its various clients, including the Company. It sells coaching (mentoring) services to Galaxy Mall merchants, and coaching services and Company products to prospects who have not previously purchased Company products. During the years ended December 31, 1998 and 1997, the Company paid AMS $1,441,800 and $220,200, in sales commissions, respectively. John J. Poelman, President, Chief Executive Officer and a Director of the Company is a 30% shareholder of AMS.

               The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, which provides merchant accounts and leasing services to small businesses. ECI processes the financing of Company merchants' storefront leases and also wholesales software to the Company used for on-line processing of credit card transactions. John J. Poelman, President, Chief Executive Officer and a Director of the Company is the sole stockholder of ECI. Total fees paid to ECI during the year ended December 31, 1998 totaled $306,400. The Company also has a receivable from ECI for leases in process at December 31, 1998 of $38,910.

               Effective October 1, 1997, Galaxy entered into a nonexclusive three year consulting and marketing agreement with Profit Education Specialists which is owned by Gary Cochran ("Cochran"), the husband of a shareholder who owns approximately 12.1% of the Company's outstanding stock. Such consulting and marketing agreement requires Mr. Cochran to provide services to improve existing marketing programs of Galaxy, assist in developing brochures, advertisements and other marketing materials, training potential sales personnel and evaluating future business products, opportunities or strategies. Compensation payable to Mr. Cochran is $60,000 per year commencing January 1, 1998, and increasing 10% per year commencing the second year and subsequent years. The agreement is automatically renewable unless terminated prior thereto by consent of the parties. The Company further agrees to pay Cochran royalties in various amounts on its sales of Cochran created training and Internet educational materials. Payments to Cochran totaled $63,000 in 1998.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 8 -       RELATED ENTITY TRANSACTIONS (CONTINUED)
               Effective May 1, 1998 Galaxy entered into a royalty and consulting agreement with Cochran in which Galaxy agrees to pay Cochran a royalty on Galaxy's sales of training manuals, audio tape presentations and related educational items on marketing techniques for the Internet user created by Cochran. Such items are designed to explain Internet banner advertising and are used by Galaxy to promote sales of its banner impressions, BannerWeb License, and BannerWeb Network. The term of the agreement is for three years, and is renewable yearly thereafter provided Galaxy continues to use or distribute such Cochran created materials. The agreement can be cancelled at any time upon consent of both parties. During the year ended December 31, 1998, the Company paid Cochran $60,500 for royalties.


NOTE 9 -       MERGER EXPENSES
               On June 23, 1997, the Company entered into an agreement with Books Now, Inc. (Books) to purchase Books in a stock for stock exchange and to provide working capital for the implementation of Books business plan. The Company advanced $30,000 upon signing of the agreement and made additional advances from time to time so that the total advanced during the year was $108,000. No stock was exchanged between the companies.

               By December, 1997 it became clear that it was not in the best interest of the Company to continue this arrangement since Books needed significantly more cash than the Company had advanced to implement its business plan. A settlement was negotiated and the companies signed a mutual release of claims against each other. This caused the advances made by the Company to be worthless and they were written off accordingly. It did, however, protect the Company from any liability in the future for breach of contract or any other claim that may have been filed by Books.


NOTE 10 -      STOCK OPTION PLAN
               During 1998, the Company adopted a stock option plan under which officers, employees, directors and others may be granted options to purchase the Company's common stock. Under the Plan, the Company may grant up to 1,000,000 shares of common stock. During
               1998, the Company granted 928,250 options to certain employees and directors at an exercise price of $.63 to $3.50 per share.

               Stock options expire ten years from the date of grant and vest ratably over five years from the date of grant. Shares available to future grants amount to 148,250 at December 31, 1998. Subsequent to year end, the board approved the addition of 500,000 shares to the plan to be available for future grants.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 10 -      STOCK OPTION PLAN (CONTINUED)
               A summary of the status of the Company's  stock option plan as of
               December 31, 1998 and changes during the year is presented below:
                                                                                Weighted
                                                                                 Average
                                                          Exercise              Exercise               Number
                                                            Price                 Price               of Shares

               Balance, December 31, 1997                                                                    -
                 Granted                             $      0.63 - 3.50    $             0.80               928,250
                 Exercised                           $             1.38    $             1.38               (10,000)
                 Cancelled or Expired                $      0.63 - 2.00    $             0.82               (76,500)
                                                     ------------------    ------------------    ------------------

               Balance, December 31, 1998            $      0.63 - 3.50    $             0.79               841,750
                                                     ==================    ==================    ==================

               Options currently outstanding and exercisable are as follows:

                                                                     Weighted Average
                                                Number                   Remaining                   Number
                   Exercise Price             Outstanding            Contractual Life              Exercisable

               $         .63 to 1.00                   817,500                9.20 years                    126,184
               $        1.01 to 1.50                    20,250                9.30 years                     10,132
               $       1.51 to 2.00                      2,000                9.70 years                        192
               $                3.50                     2,000                9.95 years                         23
               ---------------------    ----------------------    ----------------------     ----------------------

               $          .63 - 3.50                  841,750                 9.25 years                    136,531
               =====================    =====================     ======================     ======================

               The Company has elected to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. During 1998, the Company recognized no compensation expense. Had compensation cost been recognized based on the estimated fair market value of the options at the grant date, the Company's net income and income per share would have been as follows:

                                             GALAXY ENTERPRISES, INC.
                                                  AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            December 31, 1998 and 1997


NOTE 10 -      STOCK OPTION PLAN (CONTINUED)
                                                       1998
                                                       ----

                    Net income as reported $        35,375
                    Pro-forma net loss              (3,059)
                    Basic EPS as reported                 .0067
                    Pro-forma Basic EPS                  (.0006)
                    Diluted EPS as reported               .0062
                    Pro-forma Diluted EPS                (.0005)



               The  fair  value  of  the  options  were   estimated   using  the
               Black-Scholes   option-pricing   model  based  on  the  following
               weighted average assumptions:

                                                     1998
                                                     ----

                        Risk-free interest rate      4.7%
                        Expected life, in years      9.25
                        Dividend yield               0%
                        Volatility                   4.4%

               The weighted average grant date fair value of stock options granted during the year is summarized as follows:

                                                     1998
                                                     ----

               Weighted average fair value    $       0.27
                                              ==================


NOTE 11 -      INCENTIVE COMPENSATION PLAN
               During  1998  ,  the  Company  adopted  an  Officers'   Incentive
               Compensation Plan. The Plan, as amended, provides that incentive compensation will be paid to the Company's chief executive officer, chief operations officer and chief financial officer if the Company achieves certain levels of revenues and pretax profits as approved by the Board of Directors. No incentive compensation was earned under such plan in 1998.


NOTE 12 -      SUBSEQUENT EVENTS
               Subsequent  to year end, the Company sold a $500,000  convertible
               promissory   note  bearing   interest  at  7%  per  annum  to  an
               institutional investor. Prior to the issuance of these financial statements, the note was converted into 169,189 shares of the Company's common stock.

                            GALAXY ENTERPRISES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 12 -      SUBSEQUENT EVENTS (CONTINUED)
               The Company also entered into an agreement with another investor, whereby the investor has invested $1 million in exchange for 250,000 shares of common stock. The investor was also issued a warrant to purchase up to 250,000 additional shares of the Company's stock at an exercise price of $2.84 per share. The warrant has a two year term.

               On March 4, 1999, the Company announced the signing of a letter of intent to purchase Impact Media, L.L.C. Impact Media is a marketing development company for internet products. Terms of the letter of intent provide for the Company's purchase of substantially all the assets and assumption of certain liabilities of Impact Media.