Form 10QSB
period 1999-03-31
GALAXY ENTERPRISES INC /NV/
filed 1999-05-14
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       or

[    ]   TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to

Commission File Number:  0-25055


                            Galaxy Enterprises, Inc.
        (Exact name of small business issue as specified in its charter)


           Nevada                                               88-031-5212
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  890 N. Industrial Park Road, Orem, Utah 84057
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 227-0004
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 1999:

    Classes of Common Stock                      Number of shares outstanding
    -----------------------------                ----------------------------
    Common Stock, $.007 par value                          5,700,844

Transitional Small Business Disclosures Forms
         (Check one):
         Yes [    ]  No [ X ]

                            Galaxy Enterprises, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                   Page

         Condensed Consolidated Balance Sheets --
         March 31, 1999 and December 31, 1998 .................................1

         Condensed Consolidated Statements of Operations --
         Three months ended March 31, 1999 and 1998 ...........................2

         Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 1999 and 1998 ...........................3

         Notes to Condensed Consolidated Financial Statements .................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................5


                           PART II - OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds ............................8

Item 6.  Exhibits and Reports on Form 8-K .....................................8

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Galaxy Enterprises, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets

                                              Unaudited               Audited
                                               March 31,            December 31,
                                                 1999                  1998
                  ASSETS                  ______________________________________
CURRENT ASSETS:
   Cash and cash equivalents              $       639,237       $        24,718
   Trade accounts receivable:                     250,401                81,620
   Inventory                                       26,000
   Prepaid Expenses                               488,291                18,549
   Deferred income taxes                           14,200                14,200
   Credit card reserves                           184,163               129,205
                                          --------------------------------------
         TOTAL CURRENT ASSETS                   1,602,292               268,292

EQUIPMENT
   Computer and office equipment                  209,512               190,508
   Computer software                               41,843                32,189
   Furniture and fixtures                           6,401                 6,104
   Other                                           25,915                 2,840
   Less:  Accumulated depreciation                (79,904)              (59,773)
                                          --------------------------------------
         NET BOOK VALUE                           203,767               171,868

OTHER ASSETS
   Deferred charges                                61,533                67,127
   Goodwill                                       780,303               794,753
   Other                                           13,015                32,815
                                          --------------------------------------
         TOTAL ASSETS                           2,660,910             1,334,855
                                          ======================================

            LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                 $       788,364       $       830,774
   Accrued expenses                               145,380               108,536
   Income taxes currently payable                 (37,292)                7,900
   Notes payable                                   90,000               115,000
   Unearned income                                                        6,060
                                          --------------------------------------
         TOTAL CURRENT LIABILITIES                986,452             1,068,270

DEFERRED INCOME TAXES                              10,300                10,300
VENDOR RESERVES RETAINED                           51,561

SHAREHOLDERS' EQUITY:
   Common stock                                    39,947                36,971
   Additional paid in capital                   1,543,483                91,959
   Retained earnings                               29,167               127,355
                                                ---------               --------
     TOTAL STOCKHOLDER'S EQUITY                 1,612,597               256,285

                                          --------------------------------------
     TOTAL LIABILITIES AND EQUITY               2,660,910             1,334,855
                                          ======================================

                    Galaxy Enterprises, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations

                                                    Three Months Ended
                                                         March 31,
                                          --------------------------------------
                                                    1999              1998
                                          --------------------------------------
REVENUES
   Sales                                  $      3,612,125    $      2,945,322
   Cost of sales                                 1,944,500           1,328,807
                                          --------------------------------------
         GROSS PROFIT                            1,667,625           1,616,515

OPERATING EXPENSES
   Selling                                       1,281,558           1,032,939
   General and administrative                      481,693             208,113
   Depreciation                                     25,724              11,394
   Amortization                                     14,450              11,864
                                          --------------------------------------
         TOTAL OPERATING EXPENSES                1,803,425           1,264,310
                                          --------------------------------------

         OPERATING INCOME                         (135,800)            352,205

OTHER (INCOME) EXPENSES
   Interest income                                  (2,229)
   Other income                                                         (3,172)
   Interest Expense                                  3,639                 296
Other Expense                                        6,169
                                          --------------------------------------
         TOTAL OTHER (INCOME) EXPENSES               7,579              (2,876)

                                          --------------------------------------
Income before income taxes                        (143,379)            355,081

Income tax expense (benefit)                       (45,192)            148,384

                                          --------------------------------------
         NET INCOME (LOSS)                         (98,187)         $  206,697
                                          ======================================


Weighted average shares outstanding:
   Basic                                         5,625,272           5,271,652

   Diluted                                                           5,280,452

Net income per share:
   Basic                                           (0.017)              0.039

   Diluted                                                              0.039

                    Galaxy Enterprises, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                            1999          1998
                                                       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                         (98,187)      206,697
Adjustments  to  reconcile  net  earnings to net
cash flows from (used by) operating activities:
     Depreciation                                          25,724        11,394
     Amortization                                          14,450        11,864

Changes in operating assets and liabilities:
     Increase in accounts receivables                    (168,781)       (5,175)
     Increase in inventories                              (26,000)            0
     Increase in prepaid expenses                        (469,742)            0
     (Increase) decrease in credit card reserves          (54,958)       13,145
     Decrease (increase) in other assets                   19,800        (6,999)
     Decrease in accounts payable                         (42,410)     (158,034)
     Increase in vendor reserves retained                  51,561             0
     (Decrease) increase in accrued income taxes payable  (45,192)      148,384
     Increase (decrease) in other current liabilitity      30,784      (129,479)
                                                       -----------   -----------
Net cash flows (used by) operating activities            (762,951)       91,797
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment                               (52,030)       (10,432)
                                                       ----------    -----------
         Net cash used in investing activities           (52,030)       (10,432)
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash from notes payable
     Repayment of notes                                  (25,000)             0
     Common stock issued for cash                      1,454,500              0
                                                       ----------    -----------
         Net cash flows from financing activities      1,429,500              0
                                                       ----------    -----------

NET INCREASE (DECREASE) IN CASH                          614,519         81,365

CASH AT THE BEGINNING OF THE PERIOD                       24,718        113,144
                                                       -------------------------
CASH AT THE END OF THE PERIOD                            639,237        194,509
                                                       =========================

--------------------------------------------------------------------------------

See accompanying notes.

                            GALAXY ENTERPRISES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, and results of operations and cash flows of Galaxy Enterprises, Inc. ("the "Company") for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results, which may be expected for any other interim period, or for the year as a whole.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-KSB for the year ending December 31, 1998. All inter-company accounts and transactions have been eliminated in consolidation.



Item 2.  Management's Discussion and Analysis or Plan of Operation

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Revenues. The Company's sales for the three-month period ending March 31, 1999 were $3,612,125 as compared to $2,945, 322 for the quarter ending March 31, 1998, an increase of 22.6%. The increase was do to increased attendance at the Company's Internet training workshops. During the first quarter of 1999 the Company conducted 38 workshops compared with 25 for the similar period in 1998.

Cost of Services/Products Sold. Cost of sales during 1999 totaled $1,944,500, which is equal to 53.8% of revenues. Cost of sales during 1998 totaled $1,328,807, which is equal to 45.1% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to an increase in the cost of conducting the Internet training workshops and programming customer storefronts while the sales price of the products remained unchanged. The Company will increase sales prices in the second and subsequent quarters to improve margins. Another factor contributing to the lower gross profit was the increase in telemarketing sales, which have lower margins. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefront and contract and telemarketing services. Cost of sales does not include any depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses plus depreciation were equal to $1,763,251 in 1999 compared to $1,241,052 in 1998. These expenses, as a percentage of sales, increased in 1999 to 48.8% from 42.2% in 1998. The increase in the expenses as a percentage of sales is attributable to increases in salary expense, royalty payments, legal expenses, shareholder relations and rent for larger quarters. The Company anticipates that such expenses, as a percentage of sales, will improve in the future as increasing revenues will allow for economies of scale.

Depreciation. Depreciation expense in 1999 was $25,724 compared to 11,394 in 1998. This was the result of purchases of computer equipment, software and other long-term assets during the latter part of 1998 and the first quarter of 1999.

Amortization. During 1999 amortization of Goodwill and Deferred Charges was $14,450 compared to $11,864 in 1998. Total Goodwill at the end of the quarter was $780,303 and Deferred Charges were $61,533 (net of amortization). The Goodwill arose from the purchase by the Company of Profit Education System and CO-OP Business Services, Inc.

Income Taxes. Income tax benefit for 1999 was $45,192 compared to an expense of $148,384 in 1998. Both amounts were calculated at the statutory rates and assume that the Company will be profitable for the year ending December 31, 1999.

Net Income/Loss. The Company reported Net Loss of $98,187 for the Quarter ending March 31, 1999, as compared to Net Income of $206,697 for the three-month period ending March 31, 1998. On a per share basis this amounted to a loss of $.017 per share in 1999 as compared to a profit of $.039 per share in 1998.


CAPITAL RESOURCES

New Investments. During the first quarter of 1999, the Company (i) sold a $500,000 convertible note to the Augustine Fund through Augustine Capital Management, an institutional investor based in Chicago, Illinois, and (ii) sold 250,000 shares of common stock to Invest Linc Emerging Growth Fund I, L.L.C. and granted the fund a warrant to purchase up to 250,000 additional shares at an exercise price of $2,84 per share for a total consideration of $1,000,000. During January and February 1999, the Augustine Fund converted the note into 169,192 shares of the Company's common stock at a weighted average price of $2.96 per share. This capital infusion has significantly improved the Company's liquidity and its ability to meet ongoing working capital needs.

Cash. Cash on hand at March 31, 1999 totaled $639,237 as compared to $24,178 at December 31, 1998 because of the cash received by the sale of stock described above. For the same reason, total current assets were 1,602,292 and $268,292, respectively.

Prepaid Expenses. Prepaid expense at March 31, 1999 were $488,291 compared to 18,549 at the end of last year. The increase is mainly the result of recording certain marketing costs ($420,790) incurred in the first quarter of 1999 as prepaid expenses since they apply directly to Internet training workshops to be held during the second quarter of 1999. Revenues to be derived from these expenditures will occur in the second or subsequent quarters of 1999.

Accounts Payable. Accounts payable at March 31, 1999 totaled $788,364 as compared to $830,774 at the end of 1999. Total current liabilities at March 31, 1998 were $986,452 compared to $1,068,270 at December 31, 1998. This improvement occurred because proceeds from the sale of stock were used to pay past due accounts payable invoices.

Equipment and Property. Equipment increased during the first quarter of 1999 from $231,641 to $283,671 before depreciation. This was due to the need for additional computer and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition.

Stockholders' Equity. Total Stockholders' Equity increased to $1,612,597 during the first quarter of 1999 from $256,285 at December 31, 1998, an increase of $1,356,312. This resulted from the sale of Company stock as explained in New Investment above, but partially offset by the net loss for the quarter.


LIQUIDITY

Ratios. At March 31, 1999 the Company's current ratio, current assets compared to current liabilities, was a 1.6 to 1 compared to a negative 4.0 to 1 as of December 31, 1998. This improvement was accomplished by the sale of Company stock.

Financing Arrangements. On July 30, 1998 the Company was able to arrange a bank line of credit for $100,000 with Far West Bank of Provo, Utah. This line is intended to assist the Company through the seasonal slow periods it experiences. From July 15 through Labor Day and again from Thanksgiving Day until January 15 of the following year the business is slower than at other times. It is the result of fewer attendees at the Company's Internet training seminars during these traditional vacation and holiday periods.

Cash flow. Current cash flow from operations plus cash from the sale of Company stock will allow the Company to meet its current obligations. During the first quarter of 1999 the Company sold 250,000 shares of common stock and a convertible note resulting in net proceeds to the company of $1,450,000. These cash inflows enabled the Company to begin implementing its strategic plan for future growth, but they will not be sufficient to fund the entire business plan. Therefore, it will be necessary to obtain additional equity funding and long-term loans from banks or other financial institutions to meet its long-term goals. The Company anticipates that it will sell additional stock through either private or registered public offerings during 1999, and will continue its efforts to improve its financial condition so as to qualify for long term loans from commercial banking institutions.


BUSINESS DEVELOPMENT

On February 25, 1999 the Company signed a letter of intent to acquire Impact Media, L.L.C. ("Impact"). Impact is a product development company and produces products that can be sold to GMI customers and others. The Company estimates that one-half of these additional sales will occur via telemarketing. With the acquisition of Impact, the Company believes it will be able to significantly increase sales.

                           PART II - OTHER INFORMATION




Item 1.  Changes in Securities and Use of Proceeds

         (c) During January 1999, the Company sold to an accredited institutional investor a $500,000 convertible note. During January and February 1999 the purchaser converted the note into 169,192 common shares of the Company at a weighted average price of $2.96per share. The Company relied upon SEC Rule 504 and Section 4(2) of the Securities Act of 1933, in the sale of the note and shares.

                  During February and March 1999, the Company sold 250,000 common shares and issued a two-year, 250,000 share warrant to an accredited institutional investor for $1,000,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

                  A Report on Form 8-K dated February 23, 1999, was filed by the Registrant during the three months ended March 31, 1999. The 8-K reported at Item 5 the private sale of common stock. See Item 1 above and also Part I Item 2.















                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1999                       GALAXY ENTERPRISES, INC.


                                                     /s/
                                          ______________________________________
                                          Frank C. Heyman
                                          Chief Financial Officer
                                          (As a duly  authorized  officer of the
                                          Company and as principal financial
                                          officer of the Company)