Form 10QSB/A
period 1999-03-31
GALAXY ENTERPRISES INC /NV/
filed 1999-07-22
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       or

[    ]   TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______.

Commission File Number:  0-25055


                            Galaxy Enterprises, Inc.
                         -------------------------------
        (Exact name of small business issue as specified in its charter)


           Nevada                                                88-031-5212
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  890 N. Industrial Park Road, Orem, Utah 84057
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 227-0004
                            -------------------------
                           (Issuer's telephone number)


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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................5


                           PART II - OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds ............................8

Item 6.  Exhibits and Reports on Form 8-K .....................................8

                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     Galaxy Enterprises, Inc. and Subsidiaries
                                  Unaudited Condensed Consolidated Balance Sheets
                                                                          Unaudited                  Audited
                                                                          March 31,                December 31,
                                                                             1999                      1998
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $     639,237            $    24,718
   Trade accounts receivable:                                                  250,401                 81,620
   Inventory                                                                    26,000
   Prepaid Expenses                                                            488,291                 18,549
   Deferred income taxes                                                        14,200                 14,200
   Credit card reserves                                                        184,163                129,205
         TOTAL CURRENT ASSETS                                                1,602,292                268,292

EQUIPMENT
   Computer and office equipment                                               209,512                190,508
   Computer software                                                            41,843                 32,189
   Furniture and fixtures                                                        6,401                  6,104
   Other                                                                        25,915                  2,840
   Less:  Accumulated depreciation                                             (79,904)               (59,773)
         NET BOOK VALUE                                                        203,767                171,868

OTHER ASSETS
   Deferred charges                                                             61,533                 67,127
   Goodwill                                                                    780,303                794,753
   Other                                                                        13,015                 32,815

         TOTAL ASSETS                                                        2,660,910              1,334,855
-------------------------------------------------------------------------=========================================

                      LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                                $     788,364            $   830,774
   Accrued expenses                                                            145,380                108,536
   Income taxes currently payable                                              (37,292)                 7,900
   Notes payable                                                                90,000                115,000
   Unearned income                                                                                      6,060
                                                                         -----------------------------------------
         TOTAL CURRENT LIABILITIES                                             986,452              1,068,270

DEFERRED INCOME TAXES                                                           10,300                 10,300
VENDOR RESERVES RETAINED                                                        51,561

SHAREHOLDERS' EQUITY:
   Common stock                                                                 39,947                 36,971
   Additional paid in capital                                                1,543,483                 91,959
   Retained earnings                                                            29,167                127,355
     TOTAL STOCKHOLDER'S EQUITY                                              1,612,597                256,285

                                                                         -----------------------------------------
     TOTAL LIABILITIES AND EQUITY                                            2,660,910              1,334,855
                                                                         =========================================

                                     Galaxy Enterprises, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statement of Operations

                                                                          Three Months Ended
                                                                               March 31,
                                                              ------------------------------------------
                                                                          1999              1998
                                                              ------------------------------------------
REVENUES
   Sales                                                        $      3,612,125    $      2,945,322
   Cost of sales                                                       1,944,500           1,328,807
                                                              ------------------------------------------
         GROSS PROFIT                                                  1,667,625           1,616,515

OPERATING EXPENSES
   Selling                                                             1,281,558           1,032,939
   General and administrative                                            481,693             208,113
   Depreciation                                                           25,724              11,394
   Amortization                                                           14,450              11,864
                                                              ------------------------------------------
         TOTAL OPERATING EXPENSES                                      1,803,425           1,264,310
                                                              ------------------------------------------

         OPERATING INCOME                                               (135,800)            352,205

OTHER (INCOME) EXPENSES
   Interest income                                                        (2,229)
   Other income                                                                               (3,172)
   Interest Expense                                                        3,639                 296
Other Expense                                                              6,169
                                                              ------------------------------------------
         TOTAL OTHER (INCOME) EXPENSES                                     7,579              (2,876)

                                                              ------------------------------------------
Income before income taxes                                              (143,379)            355,081

Income tax expense (benefit)                                             (45,192)            148,384

                                                              ------------------------------------------
         NET INCOME (LOSS)                                               (98,187)        $   206,697
                                                              ==========================================


Weighted average shares outstanding:
   Basic                                                               5,625,272           5,271,652

   Diluted                                                                                 5,280,452

Net income per share:
   Basic                                                                  (0.017)              0.039

   Diluted                                                                                     0.039

                                     Galaxy Enterprises, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                               1999              1998
                                                                         -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               (98,187)        206,697
Adjustments  to  reconcile  net  earnings to net cash flows from (used
by) operating activities::
     Depreciation                                                                25,724          11,394
     Amortization                                                                14,450          11,864

Changes in operating assets and liabilities:
     Increase in accounts receivables                                          (168,781)         (5,175)
     Increase in inventories                                                    (26,000)              0
     Increase in prepaid expenses                                              (469,742)              0
     (Increase) decrease in credit card reserves                                (54,958)         13,145
     Decrease (increase) in other assets                                         19,800          (6,999)
     Decrease in accounts payable                                               (42,410)       (158,034)
     Increase in vendor reserves retained                                        51,561               0
     (Decrease) increase in accrued income taxes payable                        (45,192)        148,384
     Increase (decrease) in other current liabilities                            30,784        (129,479)
                                                                         ----------------   ----------------
Net cash flows (used by) operating activities                                  (762,951)         91,797
                                                                         ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment                                                      (52,030)        (10,432)
                                                                         ----------------   ----------------
         Net cash used in investing activities                                  (52,030)        (10,432)
                                                                         ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash from notes payable
     Repayment of notes                                                         (25,000)              0
     Common stock issued for cash                                             1,454,500               0
                                                                         ----------------   ----------------
         Net cash flows from financing activities                             1,429,500               0
                                                                         ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                 614,519          81,365

CASH AT THE BEGINNING OF THE PERIOD                                              24,718         113,144

CASH AT THE END OF THE PERIOD                                                   639,237         194,509
                                                                         ===================================

------------------------------------------------------------------------------------------------------------

See accompanying notes.

                            GALAXY ENTERPRISES, INC.

         NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Prepaid Expenses. Prepaid expense at March 31, 1999 were $488,291 compared to 18,549 at the end of last year. The increase is mainly the result of recording certain marketing costs ($420,790) incurred in the first quarter of 1999 as prepaid expenses since they apply directly to Internet training workshops to be held during the second quarter of 1999. Revenues to be derived from these expenditures will occur in the second or subsequent quarters of 1999. These marketing costs consist of mailings to and newspaper advertising for potential customers for our Internet training workshops that target dates in subsequent quarters; the salaries, travel costs, meeting rooms and supplies used by our employees to hold "preview sessions" which will secure attendees to workshops in subsequent quarters; and travel, hotel and other costs which must be prepaid to support workshops in subsequent quarters.

Credit Card Reserves. Credit card reserves at March 31, 1999 were $184,163 compared to $129,205 at December 31, 1998. Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions for us. The accounting policy used is to recognize revenue at the time the customer's credit card is charged by establishing an account receivable. Later when the cash is transferred to one of our bank operating accounts the receivable is credited. The cash arrives in our bank accounts at various times depending on the nature of the transaction and can be as early as 48 hours or as late as several weeks.

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


Date:  July 22, 1999                       GALAXY ENTERPRISES, INC.



                                           /s/ Frank C. Heyman
                                           -------------------------------------
                                           Frank C. Heyman
                                           Chief Financial Officer
                                          (As a duly  authorized  officer of the
                                           Company and as principal financial
                                           officer of the Company)