Form 10QSB
period 1999-06-30
GALAXY ENTERPRISES INC /NV/
filed 1999-08-16
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       or

[   ]    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE    ACT   OF   1934   FOR   THE    TRANSITION    PERIOD    FROM
         _________to__________.

Commission File Number:  0-25055


                            Galaxy Enterprises, Inc.
                            ------------------------
        (Exact name of small business issue as specified in its charter)


           Nevada                                                88-031-5212
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  890 N. Industrial Park Road, Orem, Utah 84057
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 227-0004
                           --------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes [ X ] No [  ].


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1999

  Classes of Common Stock                           Number of shares outstanding
-----------------------------                       ----------------------------
Common Stock, $.007 par value                                   5,705,444

Transitional Small Business Disclosures Forms
         (Check one):
         Yes [    ]  No [ X ]

                            Galaxy Enterprises, Inc.

                                  ------------

                               INDEX TO FORM 10-Q



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                   Page

         Condensed Consolidated Balance Sheets --
         June 30, 1999 and March 31, 1999 .....................................1

         Condensed Consolidated Statements of Operations --
         Three months ended June 30, 1999 and 1998 ............................2

         Condensed Consolidated Statements of Cash Flows --
         Three months ended June 30, 1999 and 1998 ............................3

         Notes to Condensed Consolidated Financial Statements .................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................4


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters for a Vote of Security Holders .................8

Item 6.  Exhibits and Reports on Form 8-K .....................................8

                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Galaxy Enterprises, Inc. and Subsidiaries
                  Unaudited Condensed Consolidated Balance Sheet as of:

                                                       Unaudited             Audited
                                                      Jun 30, 1999         Dec 31, 1998
                                                    -----------------    -----------------
                      Assets
Current Assets:
  Cash                                                       337,226               24,718
  Accounts Receivable                                        297,039               81,620
  Inventory                                                   44,133
  Prepaid Expenses                                           208,630               18,549
  Deferred Income Taxes                                       14,200               14,200
  Credit Card Reserves                                       185,347              129,205
                                                    -----------------    -----------------
      Total Current Assets                                 1,086,575              268,292

Fixed Assets:
  Computer & Office Equipment                                236,401              190,508
  Computer Software                                           57,076               32,189
  Furniture & Fixtures                                         8,832                6,104
  Other                                                       30,354                2,840
  Less: Accumulated Depreciation                            (102,949)             (59,773)
                                                    -----------------    -----------------
      Net Book Value                                         229,714              171,868

Goodwill                                                     879,205              794,753
Organizational, Start-up, Offering Costs                                           67,127
Deferred Income Taxes                                        296,045
Other Assets                                                  29,582               32,815
                                                    -----------------    -----------------

        Total Assets                                       2,521,121            1,334,855
                                                    =================    =================


               Liabilities & Equity

Current Liabilities:
  Notes Payable - Short Term                                  37,443              115,000
  Accounts Payable                                           836,234              830,774
  Accrued Expenses                                           264,528              108,536
  Income Taxes Currently Payable                                                    7,900
  Unearned Income                                                                   6,060
                                                    -----------------    -----------------
      Total Current Liabilities                            1,138,205            1,068,270

Long Term Debt:
  Deferred Income Taxes                                       10,300               10,300
  Vendor Reserves Retained                                    89,860

Shareholder Equity:
  Common Stock                                                39,978               36,971
  Additional Paid-in Capital                               1,547,052               91,959
  Retained Earnings                                         (304,274)             127,355
                                                    -----------------    -----------------
     Total Shareholder Equity                              1,282,756              256,285

Total Liabilities & Shareholders Equity                    2,521,121            1,334,855
                                                    =================    =================

                                             Galaxy Enterprises, Inc. and Subsidiaries
                                     Unaudited Condensed Consolidated Statement of Operations


                                                      Three Months         Three Months         Six Months           Six Months
                                                          Ended               Ended               Ended                Ended
                                                      June 30, 1999       June 30, 1998       June 30, 1999        June 30, 1998
                                                     ----------------    -----------------   -----------------   -------------------
REVENUES
  Sales                                                    4,555,163            3,222,696           8,167,288             6,168,018
  Cost of sales                                            2,685,833            1,398,781           4,643,970             2,733,755
                                                     ----------------    -----------------   -----------------   -------------------
                                    GROSS PROFIT           1,869,330            1,823,915           3,523,318             3,434,263

OPERATING EXPENSES
  Selling                                                  1,727,463            1,208,912           3,009,021             2,241,851
  General and administrative                                 632,980              307,940           1,101,036               509,144
  Depreciation                                                17,451               12,858              43,175                24,994
  Amortization                                                14,650               11,863              29,100                23,727
                                                     ----------------    -----------------   -----------------   -------------------
                        TOTAL OPERATING EXPENSES           2,392,544            1,541,573           4,182,332             2,799,716

                                OPERATING INCOME            (523,214)             282,342            (659,014)              634,547

OTHER (INCOME) EXPENSES
  Interest income                                             (3,948)                                  (6,177)
  Other income
  Interest expense                                               928                  484               4,567                   780
  Other expense                                                1,072               13,658               7,241                10,486
                                                     ----------------    -----------------   -----------------   -------------------
                   TOTAL OTHER (INCOME) EXPENSES              (1,948)              14,142               5,631                11,266

                                                     ----------------    -----------------   -----------------   -------------------
Income before income taxes                                  (521,266)             268,200            (664,645)              623,281

Income tax expense (benefit)                                (232,805)              93,045            (277,997)              241,429
                                                     ----------------                        -----------------

Income before cumulative effect of a
      change in accounting principle                        (288,461)                                (386,648)

Cumulative effect on prior years of
     accounting change (less income taxes of
     $25,432)                                                 44,982                                   44,982

                             NET INCOME (LOSS)              (333,443)             175,155            (431,630)              381,852
                                                     ================    =================   =================   ===================



Weighted average shares outstanding:

  Basic                                                    5,705,444            5,271,652           5,705,444             5,271,652
  Diluted                                                  5,714,644            5,280,452           5,714,644             5,280,452

Net income per share:

  Basic                                                       (0.058)               0.033              (0.076)                0.072
  Diluted                                                     (0.058)               0.033              (0.076)                0.072

                                        Galaxy Enterprises, Inc. and Subsidiaries
                                Unaudited Condensed Consolidated Statement of Cash Flows
                                    For the six months ending June 30, 1999 and 1998

                                                                               1999                        1998
                                                                      ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                    (431,630)                    381,852
Adjustments to reconcile net earnings to net
cash flows from (used by)  operating activities:
  Depreciation                                                                         43,175                      27,152
  Amortization                                                                         29,100                      34,914
  Effect of accounting change                                                          67,127

  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                  (215,419)                   (346,362)
    Increase in inventories                                                           (44,133)
    Increase in prepaid expenses                                                     (190,081)                     (5,859)
    (Increase) decrease in credit card reserves                                       (56,142)                     39,808
    Increase in deferred income taxes                                                (296,045)
    Decrease (increase) in other assets                                                 3,233                       3,001
    Increase in goodwill                                                             (113,352)
    (Decrease) increase in accounts payable                                             5,460                    (129,450)
    Increase (decrease) in accrued expenses                                           155,992                    (198,493)
    Increase in vendor reserves retained                                               89,860
    (Decrease) increase in accrued income taxes payable                                (7,900)                    241,166
    Increase (decrease) in other current liabilities                                   (6,258)                     (7,342)
                                                                      ------------------------    ------------------------
          Net cash flows (used by) operating activities                              (967,013)                     40,387
                                                                      ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                              (101,022)                    (37,425)
                                                                      ------------------------    ------------------------
          Net cash used by investing activities                                      (101,022)                    (37,425)
                                                                      ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash from notes payable
  Repayment of notes                                                                  (77,557)
  Common stock issued for cash                                                      1,458,100
                                                                      ------------------------    ------------------------
          Net cash flows from financing activities                                  1,380,543                           0
                                                                      ------------------------    ------------------------

NET INCREASE (DECREASE) IN CASH                                                       312,508                       2,962

CASH AT THE BEGINNING OF THE PERIOD                                                    24,718                     113,144

                                                                      ========================    ========================
CASH AT THE END OF THE PERIOD                                                         337,226                     116,106
                                                                      ========================    ========================

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

Change in Accounting Principle
In July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Accordingly, the Company has reported a charge of $41,495 (net of tax benefit of $25,432) or $.007 per share for write-off of previously capitalized organization costs.


Item 2.  Management's Discussion and Analysis or Plan of Operation

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Six Months Ended June 30, 1999 and the second calendar quarter of 1999 compared to Six Months Ended June 30, 1998 and the second calendar quarter of 1998

Revenues. The Company's sales for the six-month period ending June 30, 1999 were $8,167,288 as compared to $6,168,018 for the similar period ending June 31, 1998, an increase of 32.4%. Sales for the second quarter of 1999 were $4,555,163 compared to 3,222,696 in 1998 an increase of 41.1%. The increase in both periods was do to increased attendance at the Company's Internet training workshops. During the first six months of 1999 the Company conducted 76 workshops compared with 55 for the similar period in 1998. Furthermore, during the six months of 1999 the company's telemarketing revenue was $3,761,541 compared to $2,397,462 in 1998, an increase of 56.8%.

Cost of Services/Products Sold. Cost of sales during the first six months of 1999 totaled $4,643.970, which is equal to 56.9.8% of revenues. Cost of sales during the first six months of 1998 totaled $2,733,755, which is equal to 44.3% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to an increase in the cost of conducting the Internet training workshops and programming customer storefronts. Another factor contributing to the lower gross profit was the increase in telemarketing sales, which have lower margins. The Company is making efforts to bring more of these telemarketing sales in-house, as opposed to contracting the sales with outside companies, which will help increase these margins. During the second quarter of 1999 Cost of sales were equal to 59.0% of revenues compared to 43.4% for the same quarter in 1998. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefront and contract telemarketing services. Cost of sales does not include depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in the first six months of 1999 were $4,110,057 in 1999 compared to $2,360,443 in 1998. These expenses, as a percentage of sales, increased in 1999 to 50.9% from 45.0% in 1998. The increase in the expenses as a percentage of sales is attributable to the Company's development of its telemarketing channel, increased customer service and programming staff, larger facilities to accommodate growth and increased legal fees. The Company anticipates that such expenses, as a percentage of sales, will improve in the future, as increasing revenues will allow for economies of scale.

Depreciation. Depreciation expense in the first six months of 1999 was $43,175 compared to $24,994 in 1998. This was the result of purchases of computer equipment, software and other long-term assets during the latter part of 1998 and the first half of 1999.

Amortization. During 1999 amortization of Goodwill and Deferred Charges was $96,027 compared to $23,727 in 1998. In July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Accordingly, the Company has reported a charge of $66,927 during this period for previously capitalized organization costs. The balance of the amortization, $29,100 results from the amortization of Goodwill. Total Goodwill at the end of the six-month period was $879,205. The Goodwill arose from the purchase by the Company of the assets and business interests of Profit Education Systems, Inc., CO-OP Business Services, Inc. and Impact Media, LLC.

Income Taxes. Income tax benefit for 1999 was $233,015 compared to an expense of $241,429 in 1998. Both amounts were calculated at the statutory rates and assume that the Company will be profitable during the next twelve months.

Net Income/Loss. The Company reported a Net Loss of $431,360 for the six months June 30, 1999, as compared to Net Income of $381,852 for the similar period in 1998. On a per share basis this amounted to a loss of $.076 per share in 1999 as compared to a profit of $.072 per share in 1998.

Capital Resources

New Investments. During the first quarter of 1999, the Company (i) sold a $500,000 convertible note to the Augustine Fund through Augustine Capital Management, an institutional investor based in Chicago, Illinois, and (ii) sold 250,000 shares of common stock to Invest Linc Emerging Growth Fund I, L.L.C. and granted the fund a warrant to purchase up to 250,000 additional shares at an exercise price of $2.84 per share for a total consideration of $1,000,000. During January and February 1999, the Augustine Fund converted the note into 169,192 shares of the Company's common stock at a weighted average price of $2.96 per share. This capital infusion has significantly improved the Company's liquidity and its ability to meet ongoing working capital needs.

Cash. Cash on hand at June 30, 1999 totaled $337,226 as compared to $24,178 at December 31, 1998 because of the cash received by the sale of stock described above. For the same reason, total current assets were 1,086,575 and $268,292, respectively.

Prepaid Expenses. Prepaid expense at June 30, 1999 were $208,630 compared to 18,549 at the end of last year. The increase is mainly the result of recording certain marketing costs ($141,130) incurred in the second quarter of 1999 as prepaid expenses since they apply directly to Internet training workshops to be held during the third quarter of 1999. Revenues to be derived from these expenditures will occur in the third or subsequent quarters of 1999. These marketing costs consist of mailings to and newspaper advertising for potential customers for our Internet training workshops that target dates in subsequent quarters; the salaries, travel costs, meeting rooms and supplies used by our employees to hold "preview sessions" which will secure attendees to workshops in subsequent quarters; and travel, hotel and other costs which must be prepaid to support workshops in subsequent quarters.

Credit  Card  Reserves.  Credit card  reserves  at June 30,  1999 were  $185,347 compared to $129,205 at December 31, 1998. Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions for us. The accounting policy used is to recognize revenue at the time the customer's credit card is charged by establishing an account receivable. Later when the cash is transferred to one of our bank operating accounts the receivable is credited. The cash arrives in our bank accounts at various times depending on the nature of the transaction and can be as early as 48 hours or as late as several weeks.

Accounts Payable. Accounts payable at June 30, 1999 totaled $836,234 as compared to $830,774 at the end of 1998. Total current liabilities at June 30, 1998 were $842,160 compared to $1,068,270 at December 31, 1998.

Vendor Reserves Retained. These reserves represent amounts withheld from sales commissions earned by contract telemarketing companies. It is anticipated that some customer refunds will be made and the company retains a small percentage of the commissions earned to assure recovery of the sales commissions in the event that the contract telemarketing company is no longer earning commissions. There is a contractual limit to the amount of reserve the Company is authorized to retain. Six months after termination of services by the telemarketing company any unused reserve will be given to the contractor.

Equipment and Property. Equipment increased during the first six months of 1999 from $231,641 to $332,633 before depreciation. This was due to the need for additional computer and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition.

Stockholders' Equity. Total Stockholders' Equity increased to $1,282,756 during the first six months of 1999 from $256,285 at December 31, 1998. This resulted from the sale of Company stock as explained in New Investment above, but partially offset by the net loss for the period.

Liquidity

Ratios. At June 30, 1999 the Company's current ratio, current assets compared to current liabilities, was a .96 to 1 compared to a negative 4.0 to 1 as of December 31, 1998. This improvement was accomplished by the sale of Company stock.

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

Cash flow. Sale of Company stock has allowed the Company to meet its current obligations. During the first quarter of 1999 the Company sold 250,000 shares of common stock and a convertible note resulting in net proceeds to the company of $1,450,000. These cash inflows enabled the Company to begin implementing its strategic plan for future growth, but they will not be sufficient to fund the entire business plan. Therefore, it will be necessary to obtain additional equity funding and long-term loans from banks or other financial institutions to meet its long-term goals. The Company anticipates that it will sell additional stock through either private or registered public offerings during 1999, and will continue its efforts to improve its financial condition so as to qualify for long term loans from commercial banking institutions.

Business Development

         On June 25, 1999, IMI, Inc., a wholly-owned subsidiary of the Company acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company ("Impact Media") engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired include, among other things, equipment, inventory and finished goods, intellectual property, computer programs and cash and accounts receivable, the primary use of which relates to the design, manufacture and marketing of Impact Media's products and services. It is the present intent of the Company to continue to devote the assets to such purposes. The transaction is more fully described in a Form 8-K filing dated July 9, 1999.



                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Meeting of Shareholders held on May 27, 1999, the stockholders re-elected the following persons to a one-year term to the Board of Directors:

                  NOMINEES                     FOR                  WITHHOLD
                  --------                     ---                  --------
         John J. Poelman                     2,901,071                4,015
         Brandon Lewis                       2,901,071                4,015
         Frank C. Heyman                     2,901,071                4,015
         Darral G. Clarks                    2,901,071                4,015
         B. Ray Anderson                     2,901,071                4,015


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit 27 is attached.

         (b)  Reports on Form 8-K

                  A Report on Form 8-K dated July 9, 1999, was filed by the Registrant during the three months ended June 30, 1999. The 8-K reported that IMI, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company. See Item 2 of Part I above.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999                    GALAXY ENTERPRISES, INC.


                                              /S/
                                          ______________________________________
                                          Frank C. Heyman
                                          Chief Financial Officer
                                          (As a duly  authorized  officer of the
                                          Company and asprincipal financial
                                          officer of the Company)