Form 10KSB/A
period 1999-03-31
GALAXY ENTERPRISES INC /NV/
filed 1999-10-18
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       or

[   ]    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______.

Commission File Number:  0-25055
                        ---------

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

                                 (801) 227-0004
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].



         State the number of shares  outstading of each of the issuer's  classes
of common stock, as of the latest practicable date. As of   August 30, 1999.
                                                          -------------------

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

Item 1.  Changes in Securities and Use of Proceeds ............................8

Item 6.  Exhibits and Reports on Form 8-K .....................................8

                                          PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                                     Galaxy Enterprises, Inc. and Subsidiaries
                                  Unaudited Condensed Consolidated Balance Sheets


                                                                     Unaudited                    Audited
                                                                      March 31,                 December 31,
                                                                        1999                        1998
                      ASSETS                                        -----------                  ---------
CURRENT ASSETS
  Cash                                                                 639,237                     24,718
  Trade accounts receivable                                            250,401                     81,620
  Inventory                                                             26,000
  Prepaid expenses                                                     488,291                     18,549
  Deferred income taxes                                                 14,200                     14,200
  Credit card reserves                                                 184,163                    129,205
                                                                    -----------                  ---------
                                TOTAL CURRENT ASSETS                 1,602,292                    268,292

EQUIPMENT
  Computer and office equipment                                        209,512                    190,508
  Computer software                                                     41,843                     32,189
  Furniture and fixtures                                                 6,401                      6,104
  Other                                                                 25,915                      2,840
  Less: Accumulated depreciation                                       (79,904)                   (59,773)
                                                                    -----------                  ---------
                                      NET BOOK VALUE                   203,767                    171,868

OTHER ASSETS
  Deferred charges                                                                                 67,127
  Deferred Income Taxes                                                 69,974
  Goodwill                                                             780,303                    794,753
  Other                                                                 13,015                     32,815
                                                                    -----------                  ---------
                                        TOTAL ASSETS                 2,669,351                  1,334,855

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                               788,365                    830,774
  Accrued expenses                                                     145,380                    108,536
  Income taxes currently payable                                                                    7,900
  Notes payable                                                         90,000                    115,000
  Unearned income                                                                                   6,060
                                                                    -----------                  ---------
                           TOTAL CURRENT LIABILITIES                 1,023,745                  1,068,270

DEFERRED INCOME TAXES                                                   10,300                     10,300
VENDOR RESERVES RETAINED                                                51,561

SHAREHOLDERS'  EQUITY
  Common Stock                                                          39,947                     36,971
  Additional paid-in capital                                         1,543,483                     91,959
  Retained earnings                                                        315                    127,355
                                                                    -----------                  ---------
                          TOTAL STOCKHOLDER'S EQUITY                 1,583,745                    256,285
                                                                    -----------                  ---------
                        TOTAL LIABILITIES AND EQUITY                 2,669,351                  1,334,855

                                     Galaxy Enterprises, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statement of Operations


                                                                           Three Months Ended
                                                                                March 31,
                                                                        1999                 1998
                                                                    -----------           -----------
REVENUE
  Sales                                                              3,612,125             2,945,322
  Cost of sales                                                      1,950,094             1,328,807
                                                                    -----------           -----------
                                           GROSS PROFIT              1,662,031             1,616,515

OPERATING EXPENSES
  Selling                                                            1,281,558             1,032,939
  General and administrative                                           481,693               208,113
  Depreciation                                                          20,130                11,394
  Amortization                                                          14,450                11,864
                                                                    -----------           -----------
                               TOTAL OPERATING EXPENSES              1,797,831             1,264,310

                                       OPERATING INCOME               (135,800)              352,205

OTHER (INCOME) EXPENSES
  Interest income                                                       (2,229)
  Other income                                                                                (3,172)
  Interest expense                                                       3,639                   296
  Other expense                                                            566
                                                                    -----------           -----------
                          TOTAL OTHER (INCOME) EXPENSES                  1,976                (2,876)

Income before income taxes                                            (137,776)              355,081

Income tax expense (benefit)                                           (52,355)              148,384

Income before cumulative effect of a change
     in accounting principal                                           (85,421)

Cumulative effect on prior years of
    accounting change (less income taxes of 25,508)                     41,619
                                                                    -----------           -----------
                                      NET INCOME (LOSS)               (127,040)              206,697


Weighted average shares outstanding:
  Basic                                                              5,625,272             5,271,652
  Diluted                                                            6,276,382             5,280,452

Net income per share:
  Basic                                                                 (0.023)                0.039
  Diluted                                                               (0.020)                0.039


                                     Galaxy Enterprises, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 1999                       1998
                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                              (127,040)                   206,697
Adjustments to reconcile net earnings to net
cash flows from (used by)  operating activities:
  Depreciation                                                                    20,130                    11,394
  Amortization                                                                    14,450                    11,864

  Changes in operating assets and liabilities:
    Increase in accounts receivable                                            (168,781)                   (5,175)
    Increase in inventories                                                     (26,000)                         0
    Increase in prepaid expenses                                               (469,742)                         0
    (Increase) decrease in credit card reserves                                 (54,958)                    13,145
    Decrease in deferred charges                                                  67,127
    Decrease (increase) in other assets                                           19,800                   (6,999)
    Decrease in accounts payable                                                (42,410)                 (158,034)
    Increase in vendor reserves retained                                          51,562                         0
    (Decrease) increase in accrued income taxes payable                         (77,873)                   148,384
    Increase (decrease) in other current liabilities                              30,784                  (129,479)
                                                                              -----------               -----------
          Net cash flows (used by) operating activities                        (762,951)                    91,797

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                         (52,030)                  (10,432)
                                                                              -----------               -----------
          Net cash used by investing activities                                 (52,030)                  (10,432)


CASH FLOWS FROM FINANCING ACTIVITIES

  Cash from notes payable
  Repayment of notes                                                            (25,000)                         0
  Common stock issued for cash                                                 1,454,500                         0
                                                                              -----------               -----------
          Net cash flows from financing activities                             1,429,500                         0

NET INCREASE (DECREASE) IN CASH                                                  614,519                    81,365

CASH AT THE BEGINNING OF THE PERIOD                                               24,718                   113,144

CASH AT THE END OF THE PERIOD                                                    639,237                   194,509

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


Credit Card Reserves
Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions. The Company recognizes revenue at the time the customer's credit card is charged by establishing an account receivable. Later when the cash is received from a credit card processing company and placed in a Company bank account the receivable is credited.

Vendor Reserves Retained
These reserves represent amounts withheld from sales commissions earned by contract telemarketing companies. It is anticipated that some customer refunds will be made and the company retains a small percentage of the commissions earned to assure recovery of the sales commissions in the event that the contract telemarketing company is no longer earning commissions. There is a contractual limit to the amount of reserve the Company is authorized to retain. Six months after termination of services by the telemarketing company any unused reserve will be given to the contractor.

Change in Accounting Principle
In July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Accordingly, the Company has reported a charge of $41,619 (net of tax benefit of $25,508) or $.007 per share for write-off of previously capitalized organization costs.

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


Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998


Revenues. The Company's sales for the three-month period ending March 31, 1999 were $3,612,125 as compared to $2,945, 322 for the quarter ending March 31, 1998, an increase of 22.6%. The increase was due to increased attendance at the Company's Internet training workshops. During the first quarter of 1999 the Company conducted 38 workshops compared with 25 for the similar period in 1998.

Cost of Services/Products Sold. Cost of sales during 1999 totaled $1,950,094 which is equal to 54.0% of revenues. Cost of sales during 1998 totaled $1,328,807, which is equal to 45.1% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to an increase in the cost of conducting the Internet training workshops and programming customer storefronts while the sales price of the products remained unchanged. The Company will increase sales prices in the second and subsequent quarters to improve margins. Another factor contributing to the lower gross profit was the increase in telemarketing sales, which have lower margins. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefront and contract and telemarketing services. Cost of sales does not include any depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses plus depreciation were equal to $1,783,381 in 1999 compared to $1,252,446 in 1998. These expenses, as a percentage of sales, increased in 1999 to 49.4% from 42.5% in 1998. The increase in the expenses as a percentage of sales is attributable to increases in salary expense, royalty payments, legal expenses, shareholder relations and rent for larger quarters. The Company anticipates that such expenses, as a percentage of sales, will improve in the future as increasing revenues will allow for economies of scale.

Depreciation. Depreciation expense in 1999 was $20,130 compared to 11,394 in 1998. This was the result of purchases of computer equipment, software and other long-term assets during the latter part of 1998 and the first quarter of 1999.

Amortization. During 1999 amortization of Goodwill was $14,450 compared to $11,864 in 1998. Total Goodwill at the end of the quarter was $780,303 (net of amortization). The Goodwill arose from the purchase by the Company of Profit Education System and CO-OP Business Services, Inc. Deferred charges of $67,127 were written off during the quarter due to a change in accounting principle. See the notes to the financial statements for a further explanation. In the first quarter of 1998 amortization of Deferred Charges was $5,594.

Income Taxes. Income tax benefit for 1999 was $77,863 compared to an expense of $148,384 in 1998. Both amounts were calculated at the statutory rates and assume that the Company will be profitable for the year ending December 31, 1999.

Net Income/Loss. The Company reported Net Loss of $127,040 for the Quarter ending March 31, 1999, as compared to Net Income of $206,697 for the three-month period ending March 31, 1998. On a per share basis this amounted to a loss of $.023 per share in 1999 as compared to a profit of $.039 per share in 1998.

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

Accounts Payable. Accounts payable at March 31, 1999 totaled $788,364 as compared to $830,774 at the end of 1999. Total current liabilities at March 31, 1998 were $1,023,745 compared to $1,068,270 at December 31, 1998. This improvement occurred because proceeds from the sale of stock were used to pay past due accounts payable invoices.


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

Stockholders' Equity. Total Stockholders' Equity increased to $1,551,063 during the first quarter of 1999 from $256,285 at December 31, 1998, an increase of $1,294,778. This resulted from the sale of Company stock as explained in New Investment above, but partially offset by the net loss for the quarter.



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



Date:  October 18, 1999             GALAXY ENTERPRISES, INC.



                                     /s/
                                    --------------------------------------------
                                    Frank C. Heyman
                                    Chief Financial Officer
                                    (As a duly authorized officer of the Company
                                    and as principal financial officer of the
                                    Company)