Form 10QSB
period 1999-09-30
GALAXY ENTERPRISES INC /NV/
filed 1999-11-15
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED Sept. 30, 1999

                                       or

[    ]   TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number:  0-25055


                            Galaxy Enterprises, Inc.
                            -------------------------
        (Exact name of small business issue as specified in its charter)


            Nevada                                                88-031-5212
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                     754 Technology Avenue, Orem, Utah 84097
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         State the number of shares  outstanding of each of the issuer's classes
of common stock, as of the latest practicable date.  As of   November 15, 1999
                                                            -------------------

   Classes of Common Stock                          Number of shares outstanding
-----------------------------                       ----------------------------
Common Stock, $.007 par value                                   5,706,444

Transitional Small Business Disclosures Forms
         (Check one):
         Yes [    ]  No [ X ]

                            Galaxy Enterprises, Inc.

                                  ------------

                              INDEX TO FORM 10-QSB



                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)                                   Page

         Condensed Consolidated Balance Sheets --
         September 30, 1999 and December 31, 1998 ............................3

         Condensed Consolidated Statements of Operations --
         Nine months ended September 30, 1999 and 1998 and
         Three Months ended September 30, 1999 and 1998 ......................4

         Condensed Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1999 and 1998 .......................5

         Notes to Condensed Consolidated Financial Statements ................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................7


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ....................................13

                        Galaxy Enterprises, Inc. and Subsidiary
                 Unaudited Condensed Consolidated Balance Sheet as of:

                                                     Unaudited           Audited
                                                   Sept 30, 1999      Dec 31, 1998
                                                  ----------------   ----------------
                     Assets
Current Assets:
  Cash                                                    114,919             24,718
  Accounts Receivable                                     864,739             81,620
  Inventory                                                38,132
  Prepaid Expenses                                        889,603             18,549
  Deferred Income Taxes                                    14,200             14,200
  Credit Card Reserves                                    656,924            129,205
                                                  ----------------   ----------------
      Total Current Assets                              2,578,517            268,292

Fixed Assets:
  Computer & Office Equipment                             256,091            190,508
  Computer Software                                        64,744             32,189
  Furniture & Fixtures                                     10,885              6,104
  Other                                                    40,215              2,840
  Less: Accumulated Depreciation                         (130,527)           (59,773)
                                                  ----------------   ----------------
      Net Book Value                                      241,408            171,868

Goodwill                                                  875,066            794,753
Organizational, Start-up, Offering Costs                                      67,127
Deferred Income Taxes                                     317,546
Other Assets                                               40,404             32,815
                                                  ----------------   ----------------

        Total Assets                                    4,052,941          1,334,855
                                                  ================   ================


              Liabilities & Equity

Current Liabilities:
  Notes Payable - Short Term                              207,172            115,000
  Accounts Payable                                      1,101,066            830,774
  Accrued Expenses                                        356,658            108,536
  Deferred Revenue                                        996,503
  Income Taxes Currently Payable                                               7,900
  Unearned Income                                                              6,060
                                                  ----------------   ----------------
      Total Current Liabilities                         2,661,399          1,068,270

Long Term Debt:
  Deferred Income Taxes                                    10,300             10,300
  Vendor Reserves Retained                                151,129

Shareholder Equity:
  Common Stock                                             39,985             36,971
  Additional Paid-in Capital                            1,547,795             91,959
  Retained Earnings                                      (357,667)           127,355
                                                  ----------------   ----------------
     Total Shareholder Equity                           1,230,113            256,285

Total Liabilities & Shareholders Equity                 4,052,941          1,334,855
                                                  ================   ================

                                        Galaxy Enterprises, Inc. and Subsidiaries
                                 Unaudited Condensed Consolidated Statement of Operations

                                                 Three Months        Three Months        Nine Months         Nine Months
                                                     Ended              Ended               Ended               Ended
                                                Sept. 30, 1999      Sept. 30, 1998     Sept. 30, 1999      Sept. 30, 1998
                                                ----------------   -----------------   ----------------    ----------------
REVENUE
  Sales                                               6,257,927           2,346,950         14,425,215           8,514,968
  Cost of sales                                       3,485,778           1,048,745          8,129,748           3,782,500
                                                ----------------   -----------------   ----------------    ----------------
                               GROSS PROFIT           2,772,149           1,298,205          6,295,467           4,732,468

OPERATING EXPENSES
  Selling                                             2,139,661           1,315,198          5,148,682           3,557,049
  General and administrative                            634,770             360,169          1,735,806             869,313
  Depreciation                                           27,579              11,881             70,754              36,875
  Amortization                                           16,276              11,864             45,376              35,591
                                                ----------------   -----------------   ----------------    ----------------
                   TOTAL OPERATING EXPENSES           2,818,286           1,699,112          7,000,618           4,498,828

                           OPERATING INCOME             (46,137)           (400,907)          (705,151)            233,640

OTHER (INCOME) EXPENSES
  Interest income                                          (606)                                (6,783)
  Other income
  Interest expense                                        1,708                 223              6,275               1,003
  Other expense                                           3,301               5,247             10,542              15,733
                                                ----------------   -----------------   ----------------    ----------------
              TOTAL OTHER (INCOME) EXPENSES               4,403               5,470             10,034              16,736

Income before income taxes                              (50,540)           (406,377)          (715,185)            216,904

Income tax expense (benefit)                              2,852            (158,457)          (275,145)             82,972
                                                ----------------   -----------------   ----------------    ----------------

Income before cumulative effect of
     a change in accounting principal                   (53,392)           (247,920)          (440,040)            133,932

Cumulative effect on prior years of
    accounting change
     (less income taxes of $25,432)                                                             44,982

                          NET INCOME (LOSS)             (53,392)           (247,920)          (485,022)            133,932
                                                ================   =================   ================    ================


Weighted average shares outstanding:
  Basic                                               5,706,444           5,271,652          5,706,444           5,271,652
  Diluted                                             6,262,059           5,271,652          6,262,059           5,271,652

Net income per share:
  Basic                                                  (0.009)             (0.047)            (0.085)              0.025
  Diluted                                                                    (0.047)                                 0.025

                                    Galaxy Enterprises, Inc. and Subsidiaries
                             Unaudited Condensed Consolidated Statement of Cash Flows
                              For the nine months ending September 30, 1999 and 1998

                                                                           1999                      1998
                                                                   ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                               (485,022)                  133,932
Adjustments to reconcile net earnings to net
cash flows from (used by)  operating activities:
  Depreciation                                                                    70,754                    51,026
  Amortization                                                                    45,376                    35,591
  Effect of accounting change                                                     67,127

  Changes in operating assets and liabilities:
    Increase in accounts receivable                                             (783,119)                 (181,398)
    Increase in inventories                                                      (38,132)
    Increase in prepaid expenses                                                (871,054)                  (22,500)
    (Increase) decrease in credit card reserves                                 (527,719)                  (18,488)
    Increase in deferred income taxes                                           (317,546)
    Decrease (increase) in other assets                                           (7,589)                  (30,469)
    Increase in goodwill                                                        (125,689)                   16,781
    (Decrease) increase in accounts payable                                      270,292                   (35,784)
    Increase (decrease) in accrued expenses                                      248,122                  (200,075)
    Increase in deferred revenue                                                 996,503
    Increase in vendor reserves retained                                         151,129                    14,920
    (Decrease) increase in accrued income taxes payable                           (7,900)                   82,235
    Increase (decrease) in other current liabilities                              (6,060)                   (6,872)
                                                                   ----------------------    ----------------------
          Net cash flows (used by) operating activities                       (1,320,527)                 (161,101)
                                                                   ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                         (140,294)                  (80,920)
                                                                   ----------------------    ----------------------
          Net cash used by investing activities                                 (140,294)                  (80,920)
                                                                   ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash from notes payable                                                         92,172                   100,000
  Repayment of notes
  Common stock issued for cash                                                 1,458,850
                                                                   ----------------------    ----------------------
          Net cash flows from financing activities                             1,551,022                   100,000
                                                                   ----------------------    ----------------------

NET INCREASE (DECREASE) IN CASH                                                   90,201                  (142,021)

CASH AT THE BEGINNING OF THE PERIOD                                               24,718                   113,144

                                                                   ----------------------    ----------------------
CASH AT THE END OF THE PERIOD                                                    114,919                   (28,877)
                                                                   ======================    ======================

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

Deferred Revenue
Deferred revenues represent advance payments made by some customers to the Company at the time an order is placed. The prepayment is between 33% and 67% of the total purchase price. The customer is invoiced for the difference when title to the products transfers to the customer. At that point the deferred revenue is recognized.

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

Change in Accounting Principle
In July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Accordingly, the Company has reported a charge of $44,982 (net of tax benefit of $25,432) or $.007 per share for write-off of previously capitalized organization costs.


Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------
The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Nine Months Ended September 30, 1999 and the third calendar quarter of 1999 compared to Nine Months Ended September 30, 1998 and the third calendar quarter of 1998

Revenues. The Company's sales for the nine-month period ending September 30, 1999 were $14,425,215 as compared to $8,514,968 for the similar period ending September 30, 1998, an increase of 69%. Sales for the third quarter of 1999 were $6,257,927 compared to 2,346,950 in 1998 an increase of 167%. The increase in both periods was partially do to increased attendance at the Company's Internet training workshops. During the first nine months of 1999 the Company conducted 121 workshops compared with 84 for the similar period in 1998. Furthermore, during the nine months of 1999 the company's telemarketing revenue was $6,478,735 compared to $3,116,976 in 1998, an increase of 108%. In addition the Company's Impact Media division contributed $1,322,168 in sales. Impact Media was purchased on May 31, 1999 so there were no corresponding sales in 1998.

Cost of Services/Products Sold. Cost of sales during the first nine months of 1999 totaled $8,129,748, which is equal to 56% of revenues. Cost of sales during the first nine months of 1998 totaled $3,782,500, which is equal to 44% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to an increase in the cost of conducting the Internet training workshops and programming customer storefronts. Another factor contributing to the lower gross profit was the increase in telemarketing sales, which have lower margins. The Company is making efforts to bring more of these telemarketing sales in-house, as opposed to contracting the sales with outside companies, which will help increase these margins. During the third quarter of 1999 Cost of sales were equal to 56% of revenues compared to 45% for the same quarter in 1998. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefronts and contract telemarketing services. Cost of sales does not include depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in the first nine months of 1999 were $6,884,488 in 1999 compared to $4,426,362 in 1998. These expenses, as a percentage of sales, decreased in 1999 to 48% from 52% in 1998. The decrease in the expenses as a percentage of sales is attributable to the Company's cost control measures undertaken even as it expanded its telemarketing channel, increased customer service and programming staff, obtained larger facilities to accommodate growth and experienced increased legal fees. The Company anticipates that such expenses, as a percentage of sales, will continue to improve in the future, as increasing revenues will allow for economies of scale.

Depreciation. Depreciation expense in the first nine months of 1999 was $70,754 compared to $36,875 in 1998. This was the result of purchases of computer equipment, software and other long-term assets.

Amortization. During 1999 amortization of Goodwill and Deferred Charges was $115,790 compared to $35,591 in 1998. In July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Accordingly, the Company has reported a charge of $70,414 during this period for previously capitalized organization costs. The balance of the amortization, $45,376 results from the amortization of Goodwill. Total Goodwill at the end of the nine-month period was $875,066. The Goodwill arose from the purchase by the Company of the assets and business interests of Profit Education Systems, Inc., CO-OP Business Services, Inc. and Impact Media, LLC.

Income Taxes. The income tax benefit for 1999 was $275,145 compared to an expense of $82,972 in 1998. Both amounts were calculated at statutory rates. Management believes that the Company will be profitable during the next twelve months and thus be able to use the net operating loss carry forward during that period of time.

Net Income/Loss. The Company reported a Net Loss of $485,022 for the nine months ending September 30, 1999, as compared to Net Income of $133,932 for the similar period in 1998. On a per share basis this amounted to a loss of $.085 per share in 1999 as compared to a profit of $.025 per share in 1998. During the third quarter of 1999 the loss was $53,392 compared to a loss of $247,920 in the comparable period of 1998.

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

Cash. Cash on hand at September 30, 1999 totaled $114,919 as compared to $24,178 at December 31, 1998. Total current assets were 2,578,517 and $268,292, respectively.

Accounts Receivable. Accounts Receivable were $864,739 at September 30, 1999 compared to $81,620 in 1998. This increase is the result of the Company offering to finance customer purchases with monthly payments at its Internet training workshops and the Impact Media division selling to customers in the normal course of business on open account. The workshop receivable is carried at 60% of the principal balance owed, the remainder being reserved for non-payment, while the Impact Media is carried at full value due to the credit worthiness of its customers. The net workshop receivable is $508,377 and Impact Media's is $160,290.

Prepaid Expenses. Prepaid expense at September 30, 1999 were $889,603 compared to 18,549 at the end of last year. The increase is mainly the result of payments made, prior to delivery, to vendors of the Impact Media division for manufacturing custom cut compact discs. This amounted to $558,780. Impact Media's customers also make advance payments to the Company. Also Galaxy Mall recorded certain marketing costs ($310,700) incurred in the third quarter of 1999 as prepaid expenses since they apply directly to Internet training workshops to be held during the fourth and subsequent quarters of 1999 and 2000. Revenues to be derived from these expenditures will occur in the fourth or subsequent quarters of 1999 and 2000. These marketing costs consist of mailings to and newspaper advertising for potential customers for our Internet training workshops that target dates in subsequent quarters; the salaries, travel costs, meeting rooms and supplies used by our employees to hold "preview sessions" which will secure attendees to workshops in subsequent quarters; and travel, hotel and other costs which must be prepaid to support workshops in subsequent quarters.

Credit Card Reserves. Credit card reserves at September 30, 1999 were $656,924 compared to $129,205 at December 31, 1998. Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions for us. The accounting policy used is to recognize revenue at the time the customer's credit card is charged by establishing an account receivable. Later when the cash is transferred to one of our bank operating accounts the receivable is credited. The cash arrives in our bank accounts at various times depending on the nature of the transaction and can be as early as 48 hours or as late as several weeks. One bank has required the company to leave on deposit with them 5% of the credit card proceeds until the amount reaches 50% of one month's transactions. This reserve earns interest at the bank's certificate of deposit rate and will be returned to the company at a future date. The balance in this account at September 30, 1999 was $138,999.

Accounts Payable. Accounts payable at September 30, 1999 totaled $1,101,066 as compared to $830,774 at the end of 1998.

Deferred Revenue. Deferred Revenue at September 30, 1999 was $996,503 as compared to zero at the end of last year. These are advance payments made by some customers to the Company at the time an order is placed. The prepayment is between 33% and 67% of the total purchase price. The customer is invoiced for the difference when title to the products transfers to the customer. At that point the deferred revenue is recognized.

Vendor Reserves Retained. These reserves, $151,129 at September 30, 1999, represent amounts withheld from sales commissions earned by contract telemarketing companies. It is anticipated that some customer refunds will be made and the company retains a small percentage of the commissions earned to assure recovery of the sales commissions in the event that the contract telemarketing company is no longer earning commissions. There is a contractual limit to the amount of reserve the Company is authorized to retain. Six months after termination of services by the telemarketing company any unused reserve will be given to the contractor.

Equipment and Property. Equipment increased during the first nine months of 1999 from $231,641 to $371,935 before depreciation. This was due to the need for additional computer and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition.

Stockholders' Equity. Total Stockholders' Equity increased to $1,230,113 during the first nine months of 1999 from $256,285 at December 31, 1998. This resulted from the sale of Company stock as explained in New Investment above, but partially offset by the net loss for the period.

Liquidity

Ratios. At September 30, 1999 the Company's current ratio, current assets compared to current liabilities, was a .97 to 1 compared to a negative 4.0 to 1 as of December 31, 1998. This improvement was accomplished by the sale of Company stock.

Financing Arrangements. The Company was able to arrange a bank line of credit for $200,000 with Far West Bank of Provo, Utah. This line is intended to assist the Company through the seasonal slow periods it experiences. From July 15 through Labor Day and again from Thanksgiving Day until January 15 of the following year the business is slower than at other times. It is the result of fewer attendees at the Company's Internet training seminars during these traditional vacation and holiday periods.

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



                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits

         Exhibit No.                      Exhibit
         -----------             -------------------------------------------
           27.1                  Financial Data Schedule



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 15, 1999                    GALAXY ENTERPRISES, INC.

                                                 /s/
                                             -----------------------------------
                                             Frank C. Heyman
                                             Chief Financial Officer
                                            (As a duly authorized officer of the
                                             Company and as principal financial
                                             officer of the Company)