Form 10KSB
period 1999-12-31
GALAXY ENTERPRISES INC /NV/
filed 2000-03-31
CIK 1063450

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

Commission file number


                            GALAXY ENTERPRISES, INC.
                            -----------------------
                 (Name of small business issuer in its charter)


           Nevada                                                 88-0315212
           ------                                                 ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     754 E. Technology Avenue                                        84097
-------------------------------------                              ----------
            Orem, Utah                                             (Zip Code)
(Address of principal executive office)


        (801) 227-0004
 -------------------------
(Issuer's telephone number)


Securities to be registered under
     Section 12(b) of the Act:                            Name of each exchange
        Title of each class                                on which registered
 ---------------------------------                        ---------------------
           Common Stock,                                         NONE
          Par Value $.007

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ] .

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the registrant's net revenue for its most recent fiscal year: $17,934,277.

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 21, 2000, was $26,044,205.

As of March 21, 2000, 5,952,014 shares of registrant's Common Stock, par value $.007 per share were outstanding.

Documents incorporated by reference: Specifically identified portions of the Company's Definitive Proxy Statement for its Annual Shareholders Meeting into
Part III of this Report.

                            GALAXY ENTERPRISES, INC.
                                 March 30, 2000
                                   Form 10-KSB

                                     PART I.

ITEM 1.  Description Of Business.

     A. Business Development.

          1. Form and year of organization.

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

On March 13, 2000, Galaxy announced that it had signed a merger agreement with Netgateway, Inc. ("Netgateway") pursuant to which the Company is to be acquired by Netgateway. See Item 11(c) Changes in Control.

          2. Bankruptcy, receivership or similar proceedings.

The Company has neither filed nor been the subject of a bankruptcy, receivership or similar proceeding.

          3. Materialreclassifications, mergers, consolidations, or purchase or of a significant amount of assets not in the ordinary course of business.

Effective October 1, 1997 the Company, through its wholly-owned subsidiary GMI, acquired the business of Profit Education Systems, ("PES"), a Wyoming corporation organized April 26, 1993. The Company previously had used the services of PES as a marketer of the Company's services and as a provider and conductor of the Company's Internet education seminars. As part of the PES acquisition, the Company acquired PES's marketing strategies and products, employees and assets.

Also effective October 1, 1997 the Company, again through GMI, acquired the business of CO-OP Business Services, Inc., ("CO-OP"), a Utah corporation organized August 31, 1989. CO-OP previously had provided GMI with customer support, electronic storefront programming, and merchant and client interface programs for GMI's storefronts on the Galaxy Mall. As part of the transaction, the Company agreed to assume approximately $85,000 of CO-OP payables and liabilities, and assumed future payment of certain existing equipment and other leases. CO-OP agreed to transfer to GMI its assets including computers, office equipment and inventory.

Effective May 31, 1999, the Company, through its wholly owned subsidiary IMI, Inc. ("IMI"), acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company ("Impact Media") engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired included, among other things, equipment, inventory and finished goods, intellectual property, computer programs and cash and accounts receivable, the primary use of which assets relate to the design, manufacture and marketing of Impact Media's products and services.

     B. Business of Issuer.

          1.   Principal Products and Services.

GALAXY MALL BUSINESS:

The Company, through its subsidiary GMI, engages in the business of selling to its customers Internet services and products which include electronic home pages, or "storefronts," on its Galaxy Mall, an Internet shopping mall, and hosts those storefront sites on its Internet server. The Company's business is to assist its customers in establishing their businesses on the Internet. Storefronts designed and programmed by or for customers by the Company are displayed on the mall. The Galaxy Mall is located at http://www.galaxymall.com. In addition to the Galaxy Mall business the Company operates the portal and search engine MatchSite.com. This search engine allows Internet users to locate sites of interest on the Web. When a Web user types in a search request, MatchSite sends the query to several different resources, including several leading, major search engines. The responses are then returned to the user organized into a uniform format, and ranked by relevance. (www.matchsite.com).

The Company's Galaxy Mall business contracts with consultants and independent contractors, or creates and produces in-house, various products and services which are used by its customers in marketing their own products or services. The Company's products include the following:

Commercial Web Sites/Web Hosting: The Company programs commercial web sites with the most current and up-to-date types of Internet programming, such as HTML, JavaScript, and Perl. Each site programmed by the Company for its customer/merchants has available on-line ordering capabilities. All orders processed on-line are supported by encrypted security, which provides merchants and their customers confidence in the safety of ordering products and services on-line. Galaxy either hosts the sites on the mall itself, or provides virtual hosting, which gives the customer/merchant's site the appearance of having its own server and a non-Galaxy Mall IP address.

Auto-responders: Galaxy sets up e-mail addresses for its merchants that send back to the individual requesting information an instant reply, then forwards the original message to the owner of the auto-responder. Similar to fax-on-demand, auto-responders are a powerful marketing tool for merchants offering products or services. A merchant can write advertising copy for its product and when someone inquires to the merchant's auto-responder e-mail address, the ad copy immediately is sent to the potential customer.

Tracking Software: The Company provides software for a merchant's web site which tracks the volume of traffic to that web site. It also provides the merchant with information concerning the derivation of its potential customer and such person's referring universal resource locator (URL). This enables the merchant to track its marketing efforts to determine if its potential customer found the merchant through the merchant's Internet advertisements or its listings in search directories.

Internet Classified Advertisements: Galaxy sells 200 word classified ads on its classified ad network. Each classified ad runs on the network for 90 days. This network is comprised of thousands of listings.

Merchant Accounts: Galaxy sells merchant accounts combined with software which allows the customer to have real time on-line processing for credit cards and checks.

Banner Course/Banner License: The Banner Course consists of over 200 pages and 10 audio cassettes of instruction. Banners are the equivalent of billboards on the Internet. They are graphical images placed throughout the Internet advertising specific web pages. Internet users simply click on the banner image when it is displayed and they are taken immediately to the site the image is advertising. The purpose of this course is to help merchants better understand how banner advertising works on the Internet. They enhance their own Internet business by learning how to properly use banner advertising to promote their Internet site. The banner license, which is sold in conjunction with the course, allows the customer to put banners on multiple sites within the Galaxy Mall Banner Network, as well as benefit from ongoing discounts for future impression and banner purchases.

Banner/Impressions: Galaxy designs and program banners for its customers. These banners are then advertised on Galaxy's network of over 20,000 Internet sites. The number of banner impressions is determined by the number of times the banner advertisement is uploaded, or displayed, on one of the banner network's Internet sites. Galaxy's customer purchases a number of impressions based upon its specific marketing and advertising needs. The Galaxy BannerSource network currently markets in excess of one million banner impressions daily to businesses doing commerce on the Internet. (www.bannersource.com).

Executive Mentor Program: Galaxy's mentoring program is a ten week program in which a select number of Galaxy's customers become involved. This program provides a personal coach to the customer who works with the customer one-on-one to help the customer build its business on the Internet. These services are provided by Professional Marketing International, Inc. on a contract basis.

IMI BUSINESS:
------------

The Company, through its subsidiary IMI, is engaged in the design, manufacture and marketing of multimedia brochures, shaped compact disks and other products and services intended to facilitate traditional marketing and to bridge the gap between conventional and Internet marketing. These CDs are an advertising tool and can be used by companies seeking to drive traffic to their website. Through the use of custom cut CDs, businesses can, in an inexpensive, broad band like format, deliver a multimedia presentation of their corporate image or product or tell their story and market their products. A link can be embedded on a custom cut CD which activates a local Internet connection and browser to connect a customer to that company's web page, thereby allowing that company's customer to place an order or find out the latest information about that company and generally interact with that company's website. Custom cut CD's have also been introduced to the trading card industry to turn traditional trading cards into a multimedia presentation or even an Internet experience for collectors.

IMI's products and services include the following:

o Multimedia Presentations: IMI creates custom multimedia presentations which allow a company or individual to deliver its message using sound, video, text, photos, and which can link to a corporate web site when provided on a CD.

o Custom CDs: IMI works with clients to design shaped CD-Roms which IMI then sells to its clients.

o Web Sites: IMI designs and develops custom built web sites for small and medium sized companies.

          2.   Distribution Methods.

Galaxy Mall Business: Most of the products of the Company's Galaxy Mall business are Internet related and, consequently, do not utilize traditional distribution channels. The Company's principal products involve delivering to its customers the ability to conduct business via the Internet. The Company attracts its customers through Internet marketing workshops. Such workshops are presented several times a week during most weeks of the year. The Company rents hotel conference rooms in various cities throughout the United States in which it hosts its preview sessions and Internet training workshops. The Company uses a 90-minute information seminar which previews the Internet, the "Registered Merchant" section and the option to establish a storefront on the Galaxy Mall and the Internet marketing workshop. Preview attendees are invited to attend a one day workshop at which the Company provides an intensive training course on Internet marketing using e-mail, news groups, auto-responders, classified ads, search engines and other Internet "tools" to market their products and services on the Internet. Interested attendees are then offered the opportunity to pay a fee to become a registered merchant with the option to establish "storefront" presence on the Galaxy Mall to market their products and services.

The Company advertises its preview sessions in direct mail solicitations targeted to potential customers meeting certain demographic criteria established by the Company. The direct mail pieces are mailed to persons and small businesses located in cities scheduled to be visited by the Company's personnel. Mailing lists approximating the demographics established by the Company are obtained from list brokers. Announcements of upcoming preview sessions also appear in newspaper advertisements in scheduled cities.

The Company also uses a telemarketing effort to market Company products and services, and also conducts its preview sessions and workshops for audiences assembled by third parties at selected locations.

IMI Business. IMI primarily sells its products through two channels, consisting of eight distributors and an inside sales force of seven employees primarily engaged in outbound telemarketing. IMI has no long term agreements with its customers.

          3.   Status of Publicly Announced New Products

None.

          4.   Competitive Business Conditions.

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

Galaxy is aware of several companies previously active in the Internet marketing workshop industry that no longer are connected with the industry. Galaxy is aware of only three companies currently in the industry with which it competes, and to the knowledge of Galaxy, none of these competitors have been engaged in the industry as long as has Galaxy.

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

IMI's markets are relatively new and there is little accumulated data or accurate means of assessing size but they are believed to be highly fragmented. IMI competes with other providers of custom cut CDs, as well as providers of regular CDs, zip disks, and other means which may be used to deliver a multimedia presentation to the end consumer. IMI's website development business and multimedia presentation creation business compete with many different businesses, including advertising agencies, web development houses and multimedia development houses as well as similar internal resources of many businesses.

          5.   Sources and Availability of Raw Material.

GMI does not rely on any raw materials for its business operations. IMI purchases its custom cut CDs ready for shipment to IMI's customers pursuant to purchase orders without guaranteed supply arrangements from two suppliers.

          6.   Dependence on Major Customers.

Registrant does not rely nor is it dependent on one or a few major customers. IMI's top two customers accounted for approximately 54% of IMI's sales during the period May 31, 1999 through December 31, 1999 although neither of these customers accounted for more than 10% of Galaxy's total sales.

          7.   Intellectual Property.

The Company's business significantly depends on intellectual property developed by the Company and intellectual property licensed from third parties. The Company generally does not seek copyright and patent protection for its intellectual property but does endeavor to treat such as trade secrets where appropriate and has procedures in place to maintain their status as such. The Company has been informed that certain of IMI's shaped CD products may infringe patents of third parties. The Company's supplier of these CDs has agreed to indemnify the Company with respect to these claims and the Company currently plans to continue to sell these products pending further developments. There can be no assurance that the Company's products do not infringe these or other patents.

          8.   Need For Governmental Approval.

The Company believes that its business operations do not require governmental approval. At least one jurisdiction, however, asserted that the Company's products constitute a "business opportunity" and must be registered prior to sale. The Company disputed this assertion and entered into a settlement with that jurisdiction pursuant to which no such registration was necessary. See "Legal Proceedings."

          9.   Effect of Governmental Regulation on Business.

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

From time to time, the Company receives inquiries from attorneys general offices and other regulators about civil and criminal compliance matters with various state and federal regulations. These inquiries sometimes rise to the level of investigations and litigation. In the past the Company has received letters of inquiry from and/or has been made aware of investigations by the attorney general offices in Hawaii, Illinois, Nebraska, North Carolina, Utah and Texas and from a regional office of the Federal Trade Commission. The Company has responded to these inquiries, and has generally been successful in addressing the concerns of these persons and entities, although there is generally no formal closing of the inquiry or investigation and certain of these, including Illinois and Utah, are believed to be ongoing. Hawaii has taken the position that the Company's marketing efforts, in their current form, must comply with its "Door-to-Door Sale Law". On June 18, 1998 the Commonwealth of Kentucky filed an action against GMI under the Kentucky business opportunity statute. On December 15, 1998, an Order of Dismissal was entered based on GMI agreeing to advise the Kentucky Attorney General's office of any complaints from GMI customers in Kentucky for a period of twelve months from the date of entry of the Order of Dismissal. There can be no assurance that these or other inquiries and investigations will not have a material adverse effect on the Company.

          10.  Research and Development.

During the last two fiscal years Galaxy has engaged in extensive research and development activities, developing the various products and services described above. Galaxy also has developed the following:

     An on-line real time order processing system interface allowing its customers to have real time verification and processing of all their orders.

     A "shopping cart" system allowing unlimited products to be added to an on-line order. It calculates the product price totals and adds shipping, handling and other applicable charges.

     A  "window   shopping"  feature  allowing  users  to  surf  through  random storefronts with greater ease.

     Automated auto-responder software allowing a Galaxy customer to Log in to make changes to the customer's auto-responder text, rather than relying on Galaxy's programmers to make such changes.

     A database driven merchant registration service allowing Galaxy to monitor and keep secure its "Merchants Only" section of the Galaxy Mall.

     Integrated directory database and billing database, providing Galaxy with faster and easier billing of its customers.

     New banner exchange software allowing Galaxy to sell advertising space based upon the impressions each site generates. The banner exchange is located at bannersource.com.

     Development   of   "Quick-Links"   for   incorporation    into   multimedia
     presentations to allow easy access to customer websites.

     A search engine, Matchsite.com, which simultaneously queries other search engines.

The Company estimates that it spent approximately $146,000 during 1999 and $250,000 during 1998 on such research and development activities.

          11.  Compliance with Environmental Laws.

Cost of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Company's operations.

          12.  Employees.

As of March 21, 2000, the Company employed 163 people, 137 of whom work full-time. Of the total employees, six employees are executive personnel, 44 are technical personnel, 64 are in marketing and sales, 26 are in fulfillment and 23 were administrative, accounting, information systems, and clerical personnel.

          13.  Risk Factors

This Annual Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects including, without limitation, statements referring to the proposed acquisition of the Company by Netgateway, new methods of acquiring customers and their impact on margins, the ability to compete successfully in the face of new technologies, reductions in administrative expenses as a percent of sales, changes in the IMI product mix to include more multi media projects, projected better results and overall margins at IMI and the ability to raise additional capital through independent investors. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in result and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report.

Limited Operating History; Need to Develop Recurring Revenue

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as on-line commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model, management of growth, the Company's ability to anticipate and adapt to a developing market and unforeseen changes and developments in the Company's strategic alliances. To address these risks, the Company must, among other things, implement and successfully execute its business strategy, continue to develop and upgrade its technology, improve its Web sites, provide superior customer service, respond to competitive developments, attract, retain and motivate qualified personnel and meet the expectations of its strategic partners. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Historical Limited Profitability; Anticipated Losses

Since inception, the Company has achieved only limited profitability and, with the growth rates contemplated by the Company's business plan and the recently adopted Staff Accounting Bulletin 101 it will be some period of time before the Company achieves profitability and the Company believes that it will incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever achieve or maintain profitability or generate cash from operations in the future.

Fluctuations in Operating Results

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately predict its revenues. The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain and attract merchants on its Web sites, (ii) the level of traffic on the Company's Web sites, (iii) consumer confidence in encrypted transactions on the Internet, (iv) the level of use of the Internet and on-line services and increasing consumer acceptance of the Internet as a medium for commerce, (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner, (vi) the announcement or introduction of new sites, services and products by the Company and its
competitors,   (vii)  technical   difficulties,   system  downtime  or  Internet
brownouts, (viii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (ix) governmental regulation, (x) implementation, renewal or expiration of significant contracts with Millionaires in Training, Professional Marketing, Inc., and others the Company may enter into in the future, and (xi) general economic conditions and economic conditions specific to the Internet and on-line commerce. The Company also faces unforeseeable seasonal sales fluctuations related to its increasing focus on retail Internet commerce. Due to the foregoing factors, in one or more future quarters, the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Management of Growth

The Company anticipates that significant expansion of its present operations will be required to address potential growth in its market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. In order to manage its growth, the Company will be required to continue to implement and improve its operational and financial systems, to expand existing operations, to attract and retain superior management and to train, manage and expand its employee base. Further, the Company's management will be required to maintain relationships with various merchants and other third parties. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Need for Additional Financing

It is likely the Company will require additional financing. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including the completion of the proposed merger with Netgateway and Company's ability to implement its business plan. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. The Company does not have any commitments for additional financing. The Company's ability to obtain additional capital will be dependent on market conditions, the national economy and others factors outside the Company's control. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Dependence on the Internet

The Company's ability to derive revenues is substantially dependent upon continued growth in the use of the Internet and the infrastructure for providing Internet access and carrying Internet traffic. There can be no assurance that the necessary infrastructure, such as a reliable network backbone, or complementary products will be developed or that the Internet will prove to be a viable commercial marketplace. To the extent that the Internet continues to experience significant growth in the level of use and the number of users, there can be no assurance that the infrastructure will continue to be able to support the demands placed upon it by such potential growth. In addition, delays in the development or adoption of new standards or protocols required to handle levels of Internet activity, or increased governmental regulation may restrict the growth of the Internet. Critical issues concerning the commercial use of the Internet, including but not limited to, security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of Internet use. If the necessary infrastructure or complementary products and services are not developed or if the Internet does not become a viable commercial marketplace, the business, operating results and financial condition of the Company would be materially adversely affected.

Developing Market; Uncertain Acceptance of the Internet as Medium for Commerce

The market for the Company's services has only recently begun to develop and is rapidly evolving. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty and risk. Moreover, since the market for the Company's services is new and evolving, it is difficult to predict the size of this market and the future growth rate, if any. The success of the Company's services will be substantially dependent upon the widespread acceptance and use of the Internet as a medium for commerce by a broad base of consumers. Rapid growth in the use of the Internet is a recent phenomenon, and the Company relies on consumers who have historically used traditional means of commerce to buy goods and services. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers. If the Company's on-line services do not achieve market acceptance or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be materially adversely affected.

Risks Associated with Brand Development

The Company believes that establishing and maintaining the Galaxy Mall and Impact Media are a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of their brands will depend largely on the Company's success in providing high-quality products and services and in designing and implementing effective media promotions, which success cannot be assured. In order to attract and retain users and to promote and maintain brand recognition of these brands in response to competitive pressures, the Company believes it is necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high-quality products and services, design and implement effective media promotions or otherwise fails to promote and maintain its brands, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brands, the Company's business, operating results and financial condition would be materially adversely affected.

Intellectual Property And Proprietary Rights

The Company's success is dependent in part upon its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. The Company does not currently possess any patents and the Company has not applied for any patents. There can be no assurance that the Company will develop proprietary products or technologies that are patentable. The Company has generally not registered any of its trademarks but claims trademark rights in a number of marks, and has applied for a trademark registrations in the United States for the Galaxy Mall trademark. There can be no assurance that the Company will be able to secure significant protection for these trademarks. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology or duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

There have been substantial amounts of litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights, that the Company will counterclaim against any such parties in such actions or that if the Company makes claims against third parties with respect thereto, that any such party will not counterclaim against the Company in such action. Any such claims or counterclaims could be time-consuming and result in costly litigation, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

Rapid Technological Change

The Internet and on-line commerce industries are characterized by rapid technological change, changing market conditions and customer demands and the emergence of new industry standards and practices that could render the Company's existing products and services offerings, including its Web sites and proprietary technology obsolete. The Company's future success will substantially depend on its ability to enhance its existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of Web site and other proprietary technology entails significant technical and business risk. There can be no assurance that the Company will be successful in developing and using new technologies or adapting its proprietary technology and systems to meet emerging industry standards and customer requirements. If the Company is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, results of operations and financial condition would be materially adversely affected.

Reliance On Key Management Personnel

The Company's performance is substantially dependent on the continued services and the performance of its senior management and other key personnel. The Company's performance also depends on the Company's ability to retain and motivate its other executive officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Competition

The on-line commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company's current or potential competitors include: (i) e-commerce solution providers that provide shopping cart based transaction products such as: Yahoo Store!, iCAT, Pandesic; (ii)Web developers that incorporate e-commerce products in their solutions such as Mercantec, and Simplenet; (iii) on-line shopping malls such as The Internet Mall, iMall, Branch Mall, and Yahoo! Shopping; (iv) payment gateway providers such as Cybercash and Clear Commerce; (v) banner exchanges such as LinkExchange, LinkTrader and (vi) metasearch engines, such as Dogpile and Metacrawler.

The Company believes that the principal competitive factors in its market are simplicity, brand recognition, product selection, personalized services, convenience, price, accessibility, customer service, quality of storefront tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced gross margins, loss of market share and a diminished brand franchise.

There can be no assurance that the Company will be able to compete successfully against current and future competitors.

The Company expects that competition in the on-line commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Internet Commerce Security Risks

A significant barrier to on-line commerce is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used by the Company to protect consumers' transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of on-line services generally, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will not prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk of System Failure

The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted Internet hosting, which requires that the Company protect its computer equipment and the information stored in its servers, substantially all of which is located at the Company's primary server location in Salt Lake City, Utah. The Company's systems are vulnerable to damage by fire, earthquake, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Any substantial interruption in the Company's systems would have a material adverse effect on Company's business, prospects, financial condition and results of operations. Although the Company carries property and business interruption insurance, its coverage may not be adequate to compensate for the losses that may occur. In addition, the Company's systems may be vulnerable to computer viruses, physical or electronic break-ins and other similar disruptive events. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of the Company's services. The occurrence of any of these risks could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk of Capacity Constraints

The Company seeks to generate a high volume of traffic and transactions on its Web sites. Accordingly, the satisfactory performance, reliability and availability of the Company's Web sites, processing systems and network infrastructure are critical to its reputation and ability to attract and retain large numbers of users who purchase items on its Web sites while maintaining adequate customer service levels. Any system interruptions that result in the unavailability of the Company's Web sites or reduced customer activity would reduce the volume of items purchased. Any substantial increase in the volume of traffic on the Company's Web sites will require the Company to expand and upgrade its technology, transaction processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of the its services or timely expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company uses a combination of internally developed and third party systems to operate its services and for transaction processing, including billing and collections processing. The Company must continually enhance and improve these systems in order to accommodate the level of use of its services. Furthermore, in the future, the Company may add additional features and functionality to its services that would result in the need to develop or license additional technologies. The Company's inability to add additional software and hardware or to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on its Web sites or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience, and delays in reporting accurate financial information. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulations And Legal Uncertainties

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet, although the Company has been the subject of a number of governmental inquiries and investigations. In addition, it is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which in turn, could decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have an material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet or other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Company's current methods of acquiring customers, the Internet or other on-line services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Possible Volatility of Stock Price

The trading price of the Company's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and on-line commerce industries, changes in the market valuations of other Internet or on-line service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of the Company's common stock in the open market, a termination of the Merger Agreement with Netgateway and other events or factors, many of which are beyond the Company's control. Further, the stock markets in general, and the Nasdaq Stock Market and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect valuations substantially above historical levels. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially adversely affect the market price of the Company's common stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

In valuing Galaxy common stock and the prospects of Galaxy, you should also consider the following risks that are associated with the Netgateway merger:

Failure to Close Merger

If the proposed merger with Netgateway does not close, Galaxy's business, results of operations and financial condition will be seriously harmed because the announcement of the merger and Galaxy's efforts to close the merger have:

o    disrupted Galaxy's sales and marketing efforts;

o    diverted the attention of Galaxy's management; and

o    delayed certain strategic initiatives of Galaxy.

In addition, under certain circumstances Galaxy will be required to pay Netgateway a termination fee of $1.5 million plus expenses to up to $500,000.

Failure to Integrate Netgateway and Galaxy May Limit Benefits of Merger

In order to realize the benefits of the merger, Netgateway and Galaxy will have to effectively integrate their operations and their management, engineering and sales and marketing personnel. If they are not successful in accomplishing this integration, then the benefits of the merger, including the operating results of the combined entity and the retention of key personnel, will not be realized. A key benefit of the merger is perceived to be using Galaxy's personnel to execute Netgateway's cable strategy. However, if the integration is not successful, including if the combined company is not able to retain Galaxy's management, the combined company will not realize these benefits. In addition, the attention and effort devoted to the integration of the two companies will have significantly diverted management's attention from other important issues, and could have a material adverse impact on the combined company, whether or not the integration is successful.

Combined Financial Results Could Be Adversely Affected by Merger; Costs of the Merger Are Difficult to Estimate

The business and financial model of Galaxy is different from the Netgateway model. If the benefits of the merger to Netgateway and Galaxy stockholders do not exceed the costs associated with the merger, including the integration costs, which are difficult to calculate, then Netgateway's financial results, including earnings per share, could be adversely affected.

The  Market  Price of  Netgateway  Common  Stock May  Decline as a Result of the
Merger.

The market price of Netgateway common stock may decline as a result of the merger if:

o    the integration of Netgateway and Galaxy is unsuccessful;

o the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts; or

o the effect of the merger on the combined company's financial results is not consistent with the expectations of financial analysts.

The Merger Is Intended to Qualify as a Pooling of Interests and Financial Results Would Be Negatively Affected by the Failure to so Qualify

To qualify the merger as a pooling of interests for accounting purposes, Netgateway and Galaxy and their respective affiliates must meet the criteria for pooling of interests accounting established in pronouncements of the Accounting Principles Board and the Financial Accounting Standards Board and interpretations by the Securities & Exchange Commission. These accounting principles and their interpretations are complex. Consummation of the merger is not conditioned upon the receipt by Netgateway of letters from its independent accountants and Galaxy's independent accountants that they concur with management's conclusion that no conditions exist that would preclude Netgateway and Galaxy from being parties to a business combination that would be accounted for as a pooling of interests.

Fixed Exchange Ratio May Adversely Impact Value of Netgateway Stock Being Received.

Each outstanding share of Galaxy common stock will be converted into the right to receive approximately six-tenths of a share of Netgateway common stock at the effective time of the merger. The exchange ratio will not be adjusted in response to any fluctuations in the price of either Netgateway common stock or Galaxy common stock. Consequently, the value of the equivalent per share price that Galaxy stockholders expect to receive for each share of Galaxy common stock exchanged in the merger may decrease from the date that they submit their proxy and the effective date of the merger. If the market price for Netgateway common stock decreases before the effective time of the merger, the market value at the effective time of Galaxy's common stock will correspondingly decrease and, as noted above, Galaxy's stockholders will not be compensated for decreases in the market price of Netgateway common stock. Galaxy's stockholders voting on the merger are urged to obtain recent market quotations for Netgateway common stock and Galaxy common stock. Galaxy cannot predict or give any assurances as to the market price of Netgateway common stock or Galaxy common stock at any time before or after the effective time of the merger.

ITEM 2.  Description Of Property.

The Company's principal office is located at 754 E. Technology Avenue, Orem, Utah 84097. The property consists of the basement and third floor (12,700 square feet total) of a three story office building and includes landscaping and a paved parking area adequate for employee and customer vehicle parking. The property is leased from an unaffiliated third party for a period of five years with an annual rental of $241,764.

The Company's IMI business is located at 890 North Industrial Park Drive, Orem, Utah 84057. The property is an unfurnished two-story office building having approximately 8,000 square feet, and includes landscaping and a paved parking area adequate for employee and customer vehicle parking. The property is leased from an unaffiliated third party for a period of three years with annual rental of $72,000.

The Company maintains tenant fire and casualty insurance on its property located in such buildings in an amount deemed adequate by the Company.

The Company also rents on a daily basis hotel conference rooms and facilities from time to time in various cities throughout the United States and Canada at which it hosts its preview session and Internet training workshops. The Company is under no long-term obligations in connection with such hotels.

ITEM 3.  Legal Proceedings

The Company has completed transactions with over 40,000 customers this year and in its regular course of business receives requests for refunds from customers, who at times threaten and/or have brought legal proceedings. The Company analyzes each refund request on a case-by-case basis and grants refunds where appropriate. In the vast majority of cases the Company has been successful in defending these actions. The Company considers these to be routine claims incidental to its business. See Item 1.A.9 Effect of Government Regulation on Business.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

No matters were submitted for a vote of the shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. Market For Common Equity And Related Stockholders Matters.

The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation bulletin board system, under the symbol "GLXY." The common stock was first publicly traded on January 7, 1997.

The following table sets forth the range of high and low bids for the common stock of the Company for the past two years.

                              Common Stock Schedule

         Fiscal Year 1999 Quarter Ended                   High           Low

         December 31, 1999                               $6.00         $1.13
         September 30, 1999                              $2.81         $1.47
         June 30, 1999                                   $4.24         $1.56
         March 31, 1999                                  $6.88         $2.50

         Fiscal Year 1998 Quarter Ended                   High           Low

         December 31, 1998                               $8.63          $.56
         September 30, 1998                              $2.32          $.56
         June 30, 1998                                   $2.12          $.75
         March 31, 1998                                  $2.25          $.75

On March 21, 2000, the closing quotation for the common stock on the bulletin board was $5.34 per share. As of March 21, 2000, there were 5,952,014 shares of common stock issued and outstanding, held by approximately 141 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

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

On June 25, 1999 the Company issued 250,000 shares of its common stock to Impact Media in connection with the purchase of the business of Impact Media. These shares are held in escrow and are to be distributed pursuant to the terms of an earn-out agreement based on results achieved by the Impact Media business during the annual periods ending May 31, 2000 and May 31, 2001. The Company relied on an exemption provided by Section 4(2) of the Security Act of 1933.

On November 11, 1999 the Company issued 5,400 shares of its common stock to a public relations firm in exchange for services provided by it. The Company relied on an exemption provided by Section 4(2) of the Securities Act of 1933.

On November 23, 1999 the Company issued 228,570 shares of its common stock to an institutional investor for $1.31 per share. The Company relied on an exemption provided by Section 4(2) of the Securities Act of 1933 as amended.

During the period January 1, 1999 to December 31, 1999 the Company issued to six employees a total of 11,800 shares of its common stock at a price of $.75 per share. The options had been issued prior to the effectiveness of the Company's registration statement on Form 10SB and accordingly the Company relied on the exemption from registration as provided by Rule 701 under the Securities Act of 1933, as amended.

During the period of January 1, 1999 to December 31, 1999 the Company issued to 71 persons pursuant to the Company's employee stock option plan a total of 959,500 options to purchase its common stock, at exercise prices ranging from $1.00 to $2.63 per share. The issuance of 788,750 of these options is subject to approval by the stockholders of the Company and will be submitted to the stockholders for approval at the next annual meeting or the stockholders of the Company. The Company relied on an exemption from registration as provided by
Section 4(2) under the Securities Act.

During January, 1999 the Company issued to a group of persons warrants to purchase a total of 50,000 shares of its common stock at $7.05 per share as a fee in connection with a private placement of its convertible debentures. The Company relied on the exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company and other financial information appearing elsewhere herein.

Results of Operations

Revenues. The Company's sales for the calendar year ending December 31, 1999 were $17,934,277 as compared to $11,448,392 for the twelve months ending December 31, 1998, an increase of 56.7%. This sales comparison between the two years should only be made taking into account that during December 1999 the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin Number 101 which deals with revenue recognition issues. The Staff issued the Bulletin to offer guidance on how revenue should be recognized for various transactions including nonrefundable up front fees. Some of Galaxy's revenues come from up front fees and therefor should be accounted for as described in the Bulletin. See the notes to the financial statements for a more detailed explanation of this change. The Company deferred $10,551,402 of 1999 revenues into the years 2000 and 2001 and recognized $5,256,490 as revenues carried into 1999 from 1998. These transactions were accounted for as a change in accounting principal pursuant to Staff Accounting Bulletin 101 during the year ending December 31, 1999.

The sales increase was partially due to increased attendance at the Company's Internet training workshops. During the year the Company conducted 177 workshops compared to 108 in 1998. In addition the Company's Impact Media business generated sales for the year of $3,646,315. Additional segment information is in footnote 14 to the financial statements. The Impact Media business was acquired effective May 31, 1999 when Galaxy, through its subsidiary IMI, purchased the assets and business interests of Impact Media. There were no corresponding sales in 1998. The purchase transaction is more completely described the Company's Form 8-K/A dated June 25, 1999.

The pending merger with Netgateway will also offer the Company additional opportunities to increase revenues through contacts with Netgateway's customers. In particular, the Cable Division of Netgateway has a program which it is anticipated will bring additional people into the Company's workshops.

Seasonality. Revenues during the year are subject to seasonal fluctuations. The first and second calendar quarters are generally stronger than the third and fourth quarters. Customers seem less interested in attending the Company's workshops during the period July 15th through Labor day, and again during the holiday season from Thanksgiving Day through the first week of the following January.

IMI sales began May 31, 1999 and therefore it is not possible to determine the seasonal fluctuations that may be present on a quarterly basis until such time as we have at least 12 full months of operations.

The change in accounting principle mentioned above was proposed by the SEC in December 1999 so previously reported quarterly revenues during the year were on the same basis used in 1998 and prior periods.

Cost of Services/Products Sold. Cost of sales during 1999 totaled $13,506,633, which is equal to 75.3% of revenues. Cost of sales during 1998 totaled $5,105,617, which is equal to 44.5% of revenues. This comparison, like the sales comparison, should be made in light of the effect of adopting Staff Accounting Bulletin 101. The increase in the cost of sales as a percentage of revenues is primarily due to the deferral of revenue. Also affecting the change was an increase in telemarketing sales, which have lower margins and IMI's sales which also have lower margins.

Galaxy Mall's cost of sales were equal to 67.3% of sales in 1999 and 44.5% in 1998. This increase is due to the factors explained above. IMI's cost of sales was 107.4% in 1999.

IMI's sales are made up of compact discs and multi media presentations. During 1999 only $69,487 were multi media projects. The mix is expected to change in favor of the multi media projects which have a higher gross profit. IMI has also raised its prices for the compact discs and the Company expects this product line to show better results in the future. We therefor anticipate that overall margins at IMI will improve in the year 2000.

Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefronts and contract telemarketing services. Cost of sales does not include any depreciation.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses were equal to $10,703,741 in 1999 compared to $6,147,356 in 1998. These expenses, as a percentage of sales, increased in 1999 to 59.6% from 53.6% in 1998. The increase in the expenses as a percentage of sales is attributable to increases in advertising, postage, mailing expenses and other costs to solicit persons to attend the Company's preview sessions and workshops. In 1998 the revenue generated by these activities was recognized when the sale at the workshop was made. Under the changed accounting policy much of the revenue from 1999 is deferred into the year 2000, which results in the higher percentage of recognized sales when compared to the same type of expenses.

The Company anticipates that selling expenses, as a percentage of sales, will improve in the future as lower cost methods of attracting people to the workshops are employed. The Company has developed a number of programs which it believes will have lower costs and anticipates that they will be implemented beginning in second quarter of 2000.

Certain administrative expenses such as legal, telephone and rent for larger quarters showed increases as a percentage of sales from 1998 to 1999. The Company anticipates that such expenses, as a percentage of sales, will improve in the future as increasing revenues will allow for economies of scale.

Selling, general and administrative expenses for IMI totaled $545,621 which was equal to 14.9% of sales. These same expenses for Galaxy Mall were $9,700,658 which is equal to 69.9% of sales. Galaxy's expenses were affected by the deferral of revenue mentioned above.

Depreciation. Depreciation expense in 1999 was $97,591, ($90,867 at Galaxy and $6,724 at IMI) compared to $53,260 in 1998. This was the result of purchases of computer equipment, software and other long-term assets.

Amortization. During 1999 amortization of Goodwill and Deferred Charges was $61,974 ($57,800 at Galaxy and $4,174 at IMI) compared to $80,175 in 1998. In
July 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 requires start-up costs to be expensed as incurred and requires previously capitalized organization and start-up costs to be written-off effective for fiscal years beginning after December 15, 1998. Further, SOP 98-5 requires that the write-off be reported as the cumulative effect of a change in accounting principle. Accordingly, the Company reported a cumulative effect charge of $67,127 during the year for previously capitalized organization costs. The balance of the amortization, $61,974, results from the amortization of Goodwill. Total Goodwill at the end of 1999 was $850,434, net of amortization. The Goodwill arose through the purchase by the Company of the assets and business interests of Profit Education Systems, Inc., CO-OP Business Services, Inc. and Impact Media, L.L.C.

Income Taxes. Income tax expense for 1999 was $2,692, resulting from minimum payments due for State Income taxes and deferred taxes due for various timing differences between financial and tax accounting. The Company has not recorded an income tax benefit as a result of the loss for the year or other temporary differences since it is uncertain as to when the Company will become profitable and thereby be able to use the benefit of such items.

Net Income/Loss. The Company reported a Net Loss of $12,638,600 for the Calendar year ending December 31, 1999, as compared to Net Income of $35,375 for the twelve-month period ending December 31, 1998. The loss included a non-cash charge of $5,517,778 which resulted from the deferral of revenue into the years 2000 and 2001 and the write-off of organization costs which are reflected as a change in accounting principle discussed previously. On a per share basis the loss amounted to $2.23 per share in 1999 as compared to a profit of $.0067 per share in 1998.

Capital Resources

New Investments. Since the end of fiscal year 1998, the Company (i) sold a $500,000 convertible note to the Augustine Fund through Augustine Capital Management, an institutional investor based in Chicago, Illinois, (ii) sold 250,000 shares of the Company's common stock to Invest Linc Capital Corp. ("Invest Linc") for $1,000,000 and (iii) sold 228,570 shares of the Company's common stock to Zylo Ltd. for $300,000. During January and February 1999, the Augustine Fund converted the note into 169,192 shares of the Company's common stock. These capital infusions significantly improved the Company's liquidity and its ability to meet ongoing working capital needs.

Cash. Cash on hand at December 31, 1999 totaled $132,741 as compared to $24,719 at the end of 1998. Bank overdrafts for the same periods were $348,907 and $179,301 respectively.

Accounts Receivable. Accounts receivable, net of allowance for doubtful accounts, was $1,112,947 at December 31, 1999 ($717,971 at Galaxy and $394,976
at IMI) compared to $40,838 at the prior year's end. This increase is the result of the Company offering to finance customer purchases with monthly payments at its Internet training workshops and the Impact Media division selling to customers in the normal course of business on open account. The receivables associated with the Internet training workshops are collected for the Company by Travelers Investment Corporation for a fee.

Prepaid Expenses. Prepaid expense at December 31, 1999 were $336,148 compared to $18,549 at the end of 1998. The increase is mainly the result of payments made by Galaxy Mall for certain marketing costs ($200,764) incurred in the third and fourth quarters that apply directly to Internet training workshops to be held during the year 2000. Revenues to be derived from these expenditures will be earned in 2000 and 2001. These marketing costs consist of mailings to and newspaper advertising for potential customers for our Internet training workshops that target dates in subsequent quarters; the travel costs, meeting rooms and supplies used by our employees to hold "preview sessions" which will secure attendees to workshops in subsequent quarters; and travel, hotel and other costs which must be prepaid to support workshops in subsequent quarters.

Credit Card Reserves. Credit card reserves at December 31, 1999 were $248,431 compared to $129,205 at December 31, 1998. Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions. Some banks require the company to leave on deposit with them 5% of the credit card proceeds until the amount reaches 50% of one month's transactions. This reserve earns interest at the bank's certificate of deposit rate and will be returned to the company at a future date.

Accounts Payable. Accounts payable at December 31, 1999 totaled $1,808,482. There was also a bank overdraft of $348,907 bringing the total payable up to $2,157,389 as compared to $830,774 at the end of 1998.

Deferred Revenue. Deferred revenue at December 31, 1999 totaled $10,745,563 as compared to zero at the previous year's end. As explained under "Revenues" earlier in this discussion the Company has adopted a change in accounting principle as contemplated by Staff Accounting Bulletin 101, which resulted in this amount being established for the first time.

Customer Deposits. Customer Deposits amounted to $285,226 at December 31, 1999 as compared to $6,060 at December 31, 1998. This represents amounts paid to the company as deposits from customers for orders to be delivered in the future. At the time the goods are shipped and title transfers to the customer, the amount will be taken into income.

Equipment and Property. Equipment increased during 1999 to $259,577 from $171,868 net of accumulated depreciation of $157,364 in1999 and $59,773 in 1998. This was due to the need for additional computers and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition. As of December 31, 1999 future aggregate minimum obligations under leases for the year 2000 were $474,273. This includes both the Company's office and warehouse buildings and equipment leases.

Stockholders' Equity. Total Stockholders' Equity decreased to a deficit of $10,593,690 during 1999 from $256,285 at December 31, 1998. This was mainly the result of the change in accounting principle described earlier that established the Deferred Revenue with the resultant net loss from operations for the Year. The sale of additional stock partially offset this decline by the amounts discussed in "New Investments" above. Since the establishment of the Deferred Revenue was a non-cash transaction, and no monies were required to be repaid to customers as a result of the change, the Company believes it can continue to operate inspite of the negative net worth.

Liquidity

Ratios. At December 31, 1999 the Company's current ratio, current assets compared to current liabilities, was .16 to 1 compared to .25 to 1 as of December 31, 1998. This out of balance situation is exacerbated by the deferred revenue adjustment. Based on the previous accounting policy the ratio at the end of 1999 would have been .68 to 1, an improvement over 1998. The current ratio is expected to improve by projected profitable operations. The Company also believes it has the ability to raise equity capital through independent investors. This would bring the ratio into line with industry standards.

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

Cash flow. During the first quarter of 1999 the Company obtained $1,450,000 from the sale of debt and equity securities and in the fourth quarter obtained $300,000 from the sale of unregistered common stock. $8,850 was obtained from employees who exercised their stock options during the year so the total cash in-put from debt and equity transactions was $1,758,850. These cash inflows enabled the Company to begin implementing its strategic plan for future growth, but they will not be sufficient to fund the entire business plan. Therefore, it will be necessary to obtain additional equity funding and long-term loans from banks or other financial institutions to meet its long-term goals.

In conjunction with the Merger Agreement with Netgateway and upon consummation of the merger, the Company will become a wholly-owned subsidiary of Netgateway. The merger is expected to close during the second quarter of 2000 and is subject to the satisfaction or waiver by the parties of certain conditions. The Company may be required to pay a substantial termination fee if the merger agreement is terminated for certain specific reasons. If required, payment of the fee would have a material adverse effect on the Company's business, prospects, financial conditions, results of operations and its ability to raise future capital.

Business Development

Effective on May 31, 1999, IMI, Inc., a wholly-owned subsidiary of the Company acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company ("Impact Media") engaged in the design, manufacture and marketing of multimedia presentations, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. The assets acquired include, among other things, equipment, inventory, intellectual property, computer programs, cash and accounts receivable, the primary use of which relates to the design, manufacture and marketing of Impact Media's products and services. It is the present intent of the Company to continue to devote the assets to such purposes. The transaction is more fully described in a Form 8-K filing dated July 9, 1999.

The foregoing statements are based upon management's current assumptions.

ITEM 7.  Financial Statements.

The financial statements and supplementary data are included beginning at page F-1.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

                                    PART III

ITEM 9.Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act.

The information required is set forth under the captions "Election of Directors, Directors and Executive Officers; Compliance with Section 16(a) of Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference. B. Ray Anderson filed his Initial Statement of Beneficial Ownership on Form 3 with respect to 10,000 shares on approximately April 20, 1999 rather than prior to the effectiveness of the Company's initial registration statement on Form 10SB.

ITEM 10.  Executive Compensation.

The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

(a)  Security Ownership of Certain Beneficial Owners

The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(b)  Security Ownership of Management

The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

(c)  Changes in Control

In December 1999, the Company announced that it had signed a letter of intent to be acquired by Netgateway. On January 7, 2000, Galaxy obtained $300,000 in bridge financing from Netgateway for working capital purposes and for the payment of certain professional fees incurred by Galaxy in connection with the proposed merger. On February 4, 2000, Netgateway advanced an additional $150,000 to Galaxy for working capital purposes and for the payment of certain professional fees incurred by Galaxy in connection with the proposed merger. Each loan is secured by a pledge of Galaxy common stock by John J. Poelman, the chief executive officer and largest shareholder of Galaxy. The notes bear interest at 9.5% and are due and payable on the earlier of June 1, 2000 or the consummation date of the merger. In the Merger Agreement Netgateway has agreed to cause Galaxy to repay the loans following the merger.

On March 13, 2000, Galaxy Enterprises, Inc. and Netgateway, Inc., a Delaware corporation, issued a press release concerning the execution of a Merger Agreement between the parties and a wholly-owned subsidiary of Netgateway, pursuant to which the subsidiary would be merged with and into Galaxy, with Galaxy remaining as the surviving corporation in the merger and a subsidiary of Netgateway. Upon consummation of the merger, Netgateway will acquire Galaxy for approximately 3.9 million shares of Netgateway common stock, or approximately six tenths of one share of Netgateway common stock for each share of Galaxy common stock. In addition, Netgateway has agreed to assume all outstanding options under Galaxy's 1997 Stock Option Plan. Assuming that all such options granted as of the date of the Merger Agreement are outstanding on the date of the merger such assumed options will, following the merger, be exercisable for approximately 1.1 million shares of Netgateway common stock. Consummation of the merger is subject to certain terms, conditions and termination rights specified in the Merger Agreement, including approval of both companies' stockholders. A copy of the press release is filed as an exhibit to this current report.

In connection with the execution of the Merger Agreement, Netgateway and John J. Poelman, the Chief Executive Officer of Galaxy, entered into a voting agreement pursuant to which, among other things, Mr. Poelman agreed to vote in favor of approval and adoption of the merger. In addition, in connection with the Merger Agreement, Netgateway and Sue Ann Cochran entered into a voting agreement pursuant to which, among other things, Ms. Cochran agreed to vote in favor of approval and adoption of the merger. Mr. Poelman and Ms. Cochran together own approximately 19% of the total outstanding shares of Galaxy.

In connection with the execution of the Merger Agreement, Netgateway and Mr. Poelman entered into an option agreement, pursuant to which, among other things, Mr. Poelman granted to Netgateway an option to purchase his shares of Galaxy common stock, representing approximately 16% of the total outstanding shares of Galaxy common stock. This option may only be exercised for a limited period of time following a termination of the Merger Agreement and only if the Merger Agreement is terminated for certain specified reasons.

ITEM 12.  Certain Relationships And Related Transactions.

The information required is set forth under the caption "Election of Directors - Certain Relationships and Related Transaction" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.  Exhibits And Reports On Form 8-K.

          A.   Exhibits.

Exhibit
Number                                  Description
--------                                -----------
  2.1    (2)   Asset  Purchase  Agreement,  dated  as of May  31,  1999,  by and between Impact Media, L.L.C. and IMI, Inc.
  2.2    (2)   Earn-Out Agreement, dated as of May 31, 1999, by and among Impact
               Media, L.L.C., IMI, Inc. and Jay Poelman.
  2.3    (3)   Agreement  and Plan of Merger  dated as of March 10,  2000 by and among  Netgateway,  Inc.,  Galaxy  Acquisition  Corp., and Galaxy
               Enterprises, Inc.
  3.1    (1)   Articles of Incorporation of Cipher Voice, Inc.
  3.2    (1)   Certificate of Amendment of Articles of Incorporation  for Cipher
               Voice, Inc., dated October 30, 1996
  3.3    (1)   Certificate of Amendment of Articles of Incorporation  for Cipher
               Voice, Inc., dated December 16, 1996
  3.4    (1)   By-Laws of Cipher Voice, Inc.
 10.1    (1)   Stock for Stock  Agreement  dated December 4, 1996 between Cipher
               Voice and the shareholders Galaxy Mall, Inc.
 10.2    (1)   Exchange Agreement between Galaxy Mall, Inc. and Profit Education
               Systems, Inc. dated October 1, 1997
 10.3    (1)   Transfer  Agreement  Between Galaxy Mall, Inc. and CO-OP Business
               Services dated October 1, 1997
 10.4    (1)   1997 Employee Stock Option Plan
 10.5    (1)   Incentive Stock Option Agreement
 10.6    (1)   Stock   Option   Agreement   between  Ray   Anderson  and  Galaxy
               Enterprises, Inc. dated August 10, 1998
 10.7    (1)   Stock  Option  Agreement  between  Darral G.  Clarke  and  Galaxy
               Enterprises, Inc. dated August 10, 1998
 10.8    (1)   Consulting Agreement with Gary Cochran dated October 1, 1998
 10.9    (1)   Royalty and Consulting Agreement with Gary Cochran May 1, 1998
 10.10   (3)   Promissory Note dated January 7, 2000 in the principal  amount of
               $300,000  made  by  Galaxy  Enterprises,   Inc.  and  payable  to
               Netgateway, Inc.
 10.11   (3)   Promissory Note dated February 4, 2000 in the principal amount of
               $150,000  made  by  Galaxy  Enterprises,   Inc.  and  payable  to
               Netgateway, Inc.
 10.12         Form of Employment Agreement between the Company and each of John
               J. Poelman, Frank Heyman and Brandon Lewis.
 21.1          Subsidiaries of the Company
 27.1          Financial Data Schedule
 99.1    (3)   Voting  Agreement  dated  as of  March  10,  2000,  by and  among
               Netgateway, Inc., Galaxy Acquisition Corp., and John J. Poelman.
 99.2    (3)   Voting  Agreement  dated  as of  March  10,  2000,  by and  among
               Netgateway, Inc., Galaxy Acquisition Corp., and Sue Ann Cochran.
 99.3    (3)   Stock Option  Agreement  dated as of March 10, 2000, by and among
               Netgateway, Inc. and John J. Poelman.
 99.4    (3)   Pledge  Agreement,  dated as of January 7, 2000,  between John J.
               Poelman and Netgateway, Inc.
 99.5    (3)   Pledge Agreement dated February 4, 2000,  between John J. Poelman and Netgateway, Inc.

(1) Incorporated herein by reference to the exhibits to the Company's Form 10-SB filed on November 12, 1998. (File No. 98745003)

(2) Incorporated herein by reference to the exhibits to the Company's Form 8-K filed on June 25, 1999 (File No. 0-25055)

(3) Incorporated herein by reference to the exhibits to Company's Form 8-K filed on March 22, 2000 (File No. 0-25055)

          B. Reports on Form 8-K.

None

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: March 30, 2000          GALAXY ENTERPRISES, INC.


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

         Date: March 30, 2000          By: /s/ John J. Poelman
                                            John J. Poelman
                                            President, Chief Executive Officer
                                            and Director


         Date: March 30, 2000          By: /s/ Brandon B. Lewis
                                            Brandon B. Lewis
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Director


         Date: March 30, 2000          By: /s/ Frank C. Heyman
                                            Frank C. Heyman
                                            Chief Financial Officer


         Date: March 30, 2000          By: /s/
                                            Darral G. Clarke
                                            Director

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



                                 C O N T E N T S

                                                                           Page

INDEPENDENT AUDITORS' REPORT................................................ F-2

CONSOLIDATED BALANCE SHEETS................................................. F-3

CONSOLIDATED STATEMENTS OF OPERATIONS....................................... F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................. F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................... F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Galaxy Enterprises, Inc.
Orem, Utah


We have audited the accompanying consolidated balance sheets of Galaxy Enterprises, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Enterprises, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company changed its revenue recognition policies effective January 1, 1999.


WISAN, SMITH, RACKER & PRESCOTT LLP

Salt Lake City, Utah
March 15, 2000

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                      1999             1998
                                                 ---------------- --------------
ASSETS
CURRENT ASSETS
Cash                                                  $  132,741       $  24,719

Trade accounts receivable (net allowance of
$677,551 and $43,832 respectively)                     1,112,947          40,838
Related party trade accounts receivable                   52,518          38,910
Inventories                                              102,203              --
Prepaid expenses                                         336,148          18,549
Prepaid income taxes                                       5,030              --
Employee advances                                         89,660           1,871
Deferred income tax asset                                     --          14,200
Credit card reserves                                     248,431         129,205
                                                 ---------------- --------------
       TOTAL CURRENT ASSETS                            2,079,678         268,292

EQUIPMENT                                                259,577         171,868

OTHER ASSETS
Deferred charges                                              --          67,127
Goodwill                                                 850,434         794,753
Other                                                     40,940          32,815
                                                 ---------------- --------------
                                                         891,374         894,695
                                                 ---------------- --------------
       TOTAL ASSETS                                  $ 3,230,629     $ 1,334,855
                                                 ================ ==============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Trade accounts payable                               $ 1,808,482      $  606,553
Related party trade accounts  payable                         --          44,920
Bank overdraft                                           348,907         179,301
Accrued expenses                                         469,286         108,536
Income taxes payable                                       1,100           7,900
Notes payable - current portion                          161,486         115,000
Deferred revenue - current portion                    10,334,844              --
Customer deposits                                        285,226           6,060
                                                 ---------------- --------------
       TOTAL CURRENT LIABILITIES                      13,409,331       1,068,270

DEFERRED INCOME TAXES                                         --          10,300
DEFERRED REVENUE                                         410,719              --
NOTES PAYABLE                                              4,269              --

STOCKHOLDERS EQUITY
Common stock par value $.007, Authorized
25,000,000 shares, 5,947,514 and 5,281,652
shares issued and outstanding, respectively               41,632          36,971
Additional paid-in-capital                             2,034,923          91,959
Unearned stock compensation                             (159,000)            ---
Retained earnings (deficit)                          (12,511,245)        127,355
                                                 ---------------- --------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (10,593,690)        256,285
                                                 ---------------- --------------
        TOTAL LIABILITIES AND EQUITY                 $ 3,230,629     $ 1,334,855
                                                 ================ ==============

The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1999 and 1998

                                                   1999                 1998
                                                ---------------   --------------
INCOME
Sales                                           $  17,934,277     $  11,448,392
Cost of sales                                      13,506,633         5,105,617
                                               ---------------    --------------
    GROSS PROFIT                                    4,427,644         6,342,775

OPERATING EXPENSES
Selling                                             8,064,631         4,758,694
General and administrative                          2,639,110         1,388,662
Bad debt expense                                      675,200            43,832
Depreciation                                           97,591            53,260
Amortization                                           61,974            80,175
                                               ---------------    --------------
                                                   11,538,506         6,324,623
                                               ---------------    --------------
    OPERATING INCOME (LOSS)                        (7,110,862)           18,152

OTHER INCOME (EXPENSES)
Interest income                                         6,836                11
Other income (expenses)                                (2,952)            5,403
Interest expense                                      (11,152)           (4,142)
                                               ---------------    --------------
                                                       (7,268)            1,272
                                               ---------------    --------------
Income (loss) before income taxes and
cumulative effect of a change in
accounting principle                               (7,118,130)           19,424

Income tax expense (benefit)                            2,692           (15,951)
                                               ---------------    --------------

    INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE            (7,120,822)           35,375

    CUMULATIVE EFFECT ON PRIOR YEARS
    OF ACCOUNTING CHANGE                           (5,517,778)               --
                                               ---------------    --------------
    NET INCOME (LOSS)                          $  (12,638,600)    $      35,375
                                               ===============    ==============

Weighted average number of shares
outstanding:
Basic                                               5,675,744         5,272,069
Diluted                                             6,304,100         5,724,683

Net income (loss) per share
Basic                                           $       (2.23)    $      0.0067
                                                ==============    ==============
Diluted                                         $       (2.00)    $      0.0062
                                                ==============    ==============

The accompanying notes are an integral part of the financial statement.

                                                GALAXY ENTERPRISES, INC.
                                                    AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Years ended December 31, 1999 and 1998


                                                  Common Stock              Additional
                                         --------------------------------    Paid in                       Retained
                                            Shares           Amount          Capital         Other         Earnings
                                         -------------- ----------------- -------------- -------------- ----------------
Balance December 31, 1997                    5,271,652  $         36,901  $      78,279   $         --   $       91,980
Common stock issued for stock options           10,000                70         13,680             --               --
Net income for the year ended December              --                --             --             --           35,375
31, 1998
                                         -------------- ----------------- -------------- -------------- ----------------
Balance December 31, 1998                    5,281,652            36,971         91,959             --          127,355
Common stock issued on conversion of           169,192             1,184        448,816             --               --
debt
Common stock issued for cash                   478,570             3,350      1,111,651             --               --
Issuance of common stock warrants                    -                 -        185,000             --               --
Common stock issued for stock options           11,800                83          8,767             --               --
Common stock issued for services                 6,300                44          8,730             --               --
rendered
Deferred stock compensation                         --               --         180,000       (159,000)               --
Net loss for the year ended December                --               --              --             --      (12,638,600)
31, 1999
                                         -------------- ----------------- -------------- -------------- ----------------
Balance December 31, 1999                    5,947,514  $         41,632  $   2,034,923  $    (159,000)    $(12,511,245)
                                         ============== ================= ============== ============== ================

The accompanying notes are an integral part of the financial statements.

                                                GALAXY ENTERPRISES, INC.
                                                    AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Years ended December 31, 1999 and 1998

                                                                     1999                1998
                                                             ------------------ -  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   (12,638,600)       $     35,375

Adjustments to reconcile net income
(loss) to net cash used by
operating activities:
     Depreciation                                                       97,591              53,260
     Amortization                                                       61,974              80,175
     Deferred compensation                                              21,000                  --
     Deferred income taxes                                               3,900             (11,000)
     Bad debt provision                                                675,200              43,832

     Changes in operating assets and liabilities:
       Increase in credit card reserves                               (119,226)            (82,416)
       Increase in trade accounts receivable                        (1,747,309)            (43,561)
       Increase in employee advances                                   (87,789)               (871)
       Increase in prepaid expenses                                   (317,599)            (18,549)
       Increase in prepaid income taxes                                 (5,030)                  --
       Increase in inventories                                         (89,070)                  --
       Increase in trade accounts receivable -related entity           (13,608)            (38,910)
       Decrease in deferred charges                                     67,127                  --
       Increase in other assets                                         (8,125)            (16,799)
       Increase (decrease) in trade accounts payable                 1,082,289             (66,491)
       Decrease in trade accounts payable - related entity             (44,920)            (20,040)
       Increase (decrease) in accrued expenses                         344,814            (171,507)
       Decrease in income taxes payable                                 (6,800)            (19,736)
       Increase in deferred revenue                                 10,745,563                  --
       Increase (decrease) in customer deposits                        279,166                (812)
                                                             ------------------   -----------------
     Net cash used by operating activities                          (1,699,452)           (278,050)
                                                             ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash from purchase of subsidiary                                   16,905                  --
     Purchase of equipment                                            (149,839)           (103,426)
                                                             ------------------   -----------------
     Net cash used by investing activities                            (132,934)           (103,426)
                                                             ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash from notes payable                                            11,951             100,000
     Increase in bank overdraft                                        169,606             179,301
     Cash received from short-term debt                                450,000                  --
     Common stock and common stock warrants issued for cash          1,308,851             13,750
                                                             ------------------   -----------------
     Net cash flows from financing activities                        1,940,408             293,051
                                                             ------------------   -----------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                   108,022             (88,425)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                               24,719             113,144
                                                             ------------------   -----------------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                    $    132,741        $     24,719
                                                             ==================   =================
Supplemental schedule of non-cash
investing and financing activities:
Conversion of debt for common stock                               $    450,000        $       --
Deferred stock compensation included
   in additional paid-in capital                                        21,000                --
Common stock issued for services rendered                                8,774                --

The accompanying notes are an integral part of the financial statements.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Business Activity
    ------------------
     The Company, through its Galaxy Mall subsidiary, engages in the business of leasing to its customers electronic home pages, or "storefronts," through galaxymall.com, an Internet shopping mall, and hosts those storefront sites on its Internet server. Galaxy Mall's business is to allow its customers
     (i) to acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. Storefronts designed by or for the customers are programmed by Galaxy Mall for display on the mall. Galaxy Mall also contracts with consultants and independent contractors, or creates and produces in-house, various other internet business related products which it markets. The Company's other subsidiary, Impact Media, is engaged in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. Impact Media also performs custom website development. The Company markets its products and services throughout the United States.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include those of Galaxy Enterprises, Inc. and its wholly-owned subsidiaries, Galaxy Mall and IMI (dba Impact Media). IMI was purchased during 1999. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     Cash   equivalents  are  generally   comprised  of  certain  highly  liquid
     investments with maturities of less than three months.

     Property and Equipment
     ----------------------
     Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

     Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

     Inventories
     -----------
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists mainly of manufactured multi-media products.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Goodwill
     --------
     Goodwill resulting from business acquisitions represents the excess of purchase price over fair value of net assets acquired and is being amortized over 15 years using the straight-line method. Periodically, the Company re-evaluates goodwill whenever significant events or changes occur which might impair recovery of recorded asset costs.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and the length of product life cycles and property and equipment lives. Actual results could differ from those estimates.

     Revenue Recognition
     -------------------
     Revenue is recognized when earned. The Company has adopted new revenue recognition policies in 1999 (see Note 7). Such policies are as follows:

     Revenue from customer web site hosting and related products and services is deferred and recognized over a twenty-four month period which represents the twelve months in which a customer can activate a web site plus twelve months of free hosting upon activation. Revenue from web site hosting rights that expire is recognized at the point of expiration. Revenue from manufactured multimedia products is recognized when products are shipped. Fees received from the sale of third-party merchant credit card processing services are reported on a net basis.

     On a quarterly basis, management reviews all aspects of revenue recognition and adjusts recognition of revenue as required, based on actual activation and expiration experience.

     At December 31, 1999, deferred revenue under the aforementioned recognition policies totaled $10.75 million.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     ------------
     The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     Stock-Based Compensation
     ------------------------
     The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and the related interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is only recognized for stock options issued when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the grant date. Such costs are expensed over the vesting period of the stock options.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide proforma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required proforma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

     Research and Development Costs
     ------------------------------
     Research and development costs are expensed as incurred. Such costs were approximately $146,000 in 1999 and $250,000 in 1998.

     Advertising and Promotion
     -------------------------
     The Company expenses advertising and promotion costs as they are incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of advertising costs incurred in connection with the procurement of leases for space in the Company's on-line mall. The costs capitalized in connection with direct response advertising are amortized over the period in which the events (workshops) that have been advertised are held. These events are generally held during the three months following the advertising expenditure.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising and Promotion (Continued)
     -------------------------------------
     Advertising expenses of $4,553,900 and $2,414,500 were incurred for the years ended December 31, 1999 and 1998, respectively. Direct response advertising costs deferred and included in prepaid expenses amounted to $200,764 and $19,800 at December 31, 1999 and 1998, respectively.

     Segment Information
     -------------------
     Subsequent to the purchase of the assets of Impact Media, LLC, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 14.

     Reclassifications
     -----------------
     Certain amounts in 1998 have been reclassified to conform with the 1999 financial statement presentation.

NOTE 2 - ACQUISITION OF IMPACT MEDIA, LLC

     Effective May 31, 1999, the Company acquired substantially all the net assets of Impact Media, LLC (Impact) using the purchase method of accounting by assuming the liabilities of Impact. The purchase of Impact resulted in the recording of goodwill in the amount of $117,655, which was the extent to which liabilities assumed exceeded the fair values of the assets acquired.

     The terms of the acquisition provide for additional consideration of up to 250,000 shares of common stock to be paid if certain agreed-upon targets are met during the years ended May 31, 2000 and May 31, 2001. As of December 31, 1999, none of the targets had been met. If in the future any of the targets are met and the additional consideration becomes issuable, it will be recorded as additional goodwill.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 2 - ACQUISITION OF IMPACT MEDIA, LLC

     Following are the summarized unaudited proforma combined results of operations for the years ended December 31, 1999 and 1998, assuming the acquisition had taken place at the beginning of each of those years. The unaudited proforma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

                                                1999                   1998
                                          --------------          --------------
        Net sales                         $  18,657,177           $  14,659,464
        Income (loss) before income          (7,380,034)                139,062
        Income taxes                              2,692                 (15,951)
        Net income (loss)                   (12,900,504)                155,013
        Per basic share                           (2.27)                   0.03
        Per diluted share                         (2.05)                   0.03




NOTE 3 -  EQUIPMENT

     Equipment as of December 31, 1999 and 1998 is detailed in the following summary:

       1999
       ----                             Cost             Accumulated         Net Book
                                                        Depreciation           Value
                                    ---------------     ---------------     -------------
       Computer equipment           $      228,728      $      112,730      $    115,998
       Computer software                    69,602              20,529            49,073
       Office equipment                     60,865              16,408            44,457
       Furniture and fixtures               26,955               3,452            23,503
       Leasehold improvements               30,791               4,245            26,546
                                    ---------------     ---------------     -------------

                                    $      416,941      $      157,364      $    259,577
                                    ===============     ===============     =============

       1998
       ----                             Cost             Accumulated          Net Book
                                                        Depreciation           Value
                                    ---------------     ---------------     -------------
       Computer equipment           $      157,351      $       48,117       $   109,234
       Computer software                    32,189               2,263            29,926
       Office equipment                     33,157               7,883            25,274
       Furniture and fixtures                6,104                 505             5,599
       Leasehold improvements                2,840               1,005             1,835
                                    ---------------     ---------------     -------------
                                    $      231,641      $       59,773       $   171,868
                                    ===============     ===============     =============

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 3 - EQUIPMENT (CONTINUED)

     Amounts included in property and equipment for assets capitalized under capital lease obligations at December 31, 1999 and 1998 are $18,346 and $0, respectively. Accumulated amortization for the items under capitalized leases was $2,072 and $0 at December 31, 1999 and 1998, respectively. Amortization expense, which is computed using the straight-line method over the term of each lease, is included with depreciation expense.

NOTE 4 - DEFERRED CHARGES (See Note 7)

     Deferred charges consist of the following:

                                           1999                 1998
                                     -------------         -------------
        Organization costs           $          -          $      7,955
        Startup costs                           -               103,923
                                     -------------         -------------
                                                -               111,878
        Accumulated amortization                -               (44,751)
                                     -------------         -------------
                                     $          -          $     67,127
                                     =============         =============



NOTE 5 -  GOODWILL

     Goodwill is comprised of the following amounts, resulting from the purchase of assets from the corresponding entities:

                                                    1999              1998
                                             ---------------    ---------------
        Profit Education Systems (PES)       $      793,393     $      793,394
        CO-OP Business Services (CO-OP)              73,610             73,610
        Impact Media (IMI)                          117,655                  -
                                             ---------------    ---------------
                                                    984,658            867,004
        Accumulated amortization                   (134,224)           (72,251)
                                             ---------------    ---------------
                                             $      850,434     $      794,753
                                             ===============    ===============

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 6 -INCOME TAXES

     The components of income tax expense (benefit) related to continuing operations are as follows:

                                                                       1999                   1998
                                                               -------------------    -------------------
          Current                                              $            1,100     $          (4,951)
          Deferred                                                          1,592               (11,000)
                                                               -------------------    -------------------
                                                               $            2,692     $         (15,951)
                                                               ===================    ===================

          Differences between the U.S. statutory and effective tax rates

          U.S. statutory rate                                   $               -      $            6,600
          State income taxes, net of federal tax effect                      1,100                  3,300
          Refund of prior year taxes                                             -                (17,650)
          Under (over) accrual of prior year tax                            11,892                 (3,750)
          Other, net                                                       (10,300)                (4,451)
                                                                -------------------     ------------------
          Income tax expense                                    $            2,692      $         (15,951)
                                                                ===================     ==================
          Cash paid for income taxes                            $            4,003      $          32,400
                                                                ===================     ==================

          The net deferred income taxes in the accompanying balance sheets include the following amounts of deferred income tax assets and liabilities:


                                                                      1999                   1998
                                                               -------------------    -------------------
          Deferred Tax Assets
          Receivable valuation                                  $         253,000     $           14,200
          Deferred revenue                                              4,008,000                      -
          Customer deposits                                               106,000                      -
          Net operating loss                                              210,000                      -
          Officer bonuses                                                  40,300                      -
          Accrued vacation                                                  7,400                      -
          Asset valuation                                                   3,700                      -
          Deferred compensation                                             7,800                      -
                                                               -------------------    -------------------
                                                                        4,636,200                 14,200
          Valuation allowance                                          (4,636,200)                     -
                                                               -------------------    -------------------
                                                                                -                 14,200
                                                               -------------------    -------------------

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 6 -  INCOME TAXES  (CONTINUED)

                                                           1999                1998
                                                    ----------------    ----------------
           Deferred Tax Liabilities
           Depreciation                                           -              10,300
                                                    ----------------    ----------------
                                                                  -              10,300
                                                    ----------------    ----------------
           Net deferred tax asset (liability)                $    -           $   3,900
                                                    ================    ================

           Presentation in financial statements
           Current deferred tax asset                        $    -           $  14,200

           Noncurrent deferred tax liability                      -           $ (10,300)
                                                    ----------------    ----------------
           Net deferred tax asset (liability)                $    -           $   3,900
                                                    ================    ================


     At December 31, 1999, the Company's deferred tax assets are fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

     At December 31, 1999, the Company has approximately $564,000 of net operating loss carryforwards available to reduce future taxable income. These carryforwards will expire beginning in 2019.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 7 - CHANGES IN ACCOUNTING PRINCIPLES

     Revenue Recognition
     -------------------
     As of December 31,  1999,  the Company  recorded a charge of $5.45  million
     ($0.96 per share), which represents the cumulative effect of a change in accounting principle regarding revenue recognition, in accordance with APB Opinion No. 20, Accounting Changes. In December, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101), which provides guidance on various revenue recognition issues including nonrefundable fees received upon entering into arrangements to provide products or services. The Company receives such fees on many of the products and services it provides. In prior years, the Company recognized such fees at the time of sale based on the belief that its ongoing obligation did not involve significant cost or effort and should not impact revenue recognition. Upon evaluation of the accounting requirements of SAB 101, the Company determined that it is required to adopt SAB 101's provisions and that revenue recognition will more closely parallel the time period over which the revenue is earned. The adoption of this change is reflected in the accompanying 1999 financial statements. Fees received at the time of sale are deferred and recognized systematically over the periods in which they are earned. The Company's revenue recognition policies are disclosed in
     Note 1.

     The portion of the cumulative effect adjustment recognized in 1999 amounted to $5.26 million with the remainder to be recognized in 2000. The following table presents sales, income before income taxes, net income, and per share information for the year ended December 31, 1998 as if the new principle had been applied during all periods presented.

                                                           1998
                                                     --------------
      Sales                                           $  5,997,741
      Income (loss) before income taxes               $ (5,431,227)
      Net income (loss)                               $ (5,415,276)
      Per basic share                                 $      (1.03)
      Per diluted share                               $      (0.95)

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 7 - CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

     Start-Up Costs
     --------------
     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt SOP 98-5 for the year ended December 31, 1999. Restatement of previously issued financial statements is not permitted. Initial application of this SOP was required to be reported as the cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, Accounting Changes. The SOP did not require the Company to report the proforma effects of retroactive application; however, the Company is required to disclose the effect of adopting this SOP on net income and on the related per share amounts in the period of the change. As a result of the change in accounting principle, the Company recorded a charge of $67,127 ($0.01 per share) during the year ended December 31, 1999, representing the balance in capitalized start-up and organization costs as of December 31, 1998.

NOTE 8 - NOTES PAYABLE

     Notes payable as of December 31, 1999 and 1998 are detailed in the following summary:

                                                                             1999                   1998
                                                                      ----------------      -----------------
     Note payable to an individual, interest at 8.5%,                  $           -         $        15,000
     unsecured

     Not payable to a financial institution due in June
     2000, interest at 10.75% at December 31, 1999, unsecured
                                                                                7,096                      -

     Note payable to a financial institution due September 14, 2000, interest at prime plus 3% (11.50% at December 31, 1999), secured by common stock pledged by a major stockholder

                                                                              148,347                100,000

     Obligations under leases classified as capital leases
     due in monthly installments of $548 including imputed
     interest at 7.0%                                                          10,312                      -
                                                                      ----------------      -----------------
                                                                              165,755                115,000

     Less current portion                                                    (161,486)              (115,000)
                                                                      ----------------      -----------------
     Long-term portion                                                $         4,269       $              -
                                                                      ================      =================

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 8 -  NOTES PAYABLE (CONTINUED)

     Interest paid during the years ended December 31, 1999 and 1998 was approximately $11,200 and $4,100, respectively.

     Maturities of notes payable over the next five years are as follows:

         2000                                      $ 161,486
         2001                                          4,269
         2002                                              -
         2003                                              -
         2004                                              -
         Thereafter                                        -
                                                -------------
                                                   $ 165,755
                                                =============


     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum payments as of December 31, 1999:

         2000                                       $  6,573
         2001                                          4,382
         2002                                              -
         2003                                              -
         2004                                              -
         Thereafter                                        -
                                                -------------
         Total minimum lease payments                 10,955
         Amount representing interest                   (643)
                                                -------------
         Present value of net minimum
         lease payments (including
         $6,043 classified as current)              $ 10,312
                                                =============

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its equipment and corporate offices under long-term operating lease agreements expiring at various dates through 2004. Future aggregate minimum obligations under operating leases as of December 31, 1999, exclusive of taxes and insurance, are as follows:

                                                   Operating
                                                    Leases
                                                  -----------
         Year ending December 31
         2000                                     $  467,700
         2001                                        379,000
         2002                                        298,800
         2003                                        301,800
         2004                                        154,200
                                                  -----------
                                                  $1,601,500
                                                  ===========

     Rental expense totaled approximately $276,000 and $186,900 for the years ended December 31, 1999 and 1998, respectively.

     The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.


NOTE 10 - RELATED ENTITY TRANSACTIONS

     During 1998, in addition to its direct sales efforts, the Company utilized the services of American Marketing Systems, Inc. ("AMS"), a Nevada corporation. AMS provided telemarketing services to its various clients, including the Company. It sold coaching (mentoring) services to Galaxy Mall merchants, and coaching services and Company products to prospects who had not previously purchased Company products. During the years ended December 31, 1999 and 1998, the Company paid AMS $0 and $1,441,800 in sales commissions, respectively. John J. Poelman, President, Chief Executive Officer and a Director of the Company is a 30% shareholder of AMS.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 10 - RELATED ENTITY TRANSACTIONS (CONTINUED)

     The Company utilizes the services of Electronic Commerce International, Inc. ("ECI"), a Utah corporation, which provides merchant accounts and leasing services to small businesses. ECI processes the financing of Company merchants' storefront leases and also wholesales software to the Company used for on-line, realtime processing of credit card transactions. John J. Poelman, President, Chief Executive Officer and a Director of the Company is the sole stockholder of ECI. Total fees paid to ECI during the years ended December 31, 1999 and 1998 totaled approximately $722,400 and $306,400, respectively. The Company also has a receivable from ECI for leases in process at December 31, 1999 of $52,518.

     Effective October 1, 1997, Galaxy entered into a nonexclusive three year consulting and marketing agreement with Profit Education Specialists which is owned by Gary Cochran ("Cochran"), the husband of a shareholder who owns approximately 3.1% (at December 31, 1999) of the Company's outstanding stock. Such consulting and marketing agreement requires Mr. Cochran to provide services to improve existing marketing programs of Galaxy, assist in developing brochures, advertisements and other marketing materials, training potential sales personnel and evaluating future business products, opportunities or strategies. Compensation payable to Mr. Cochran is $60,000 per year commencing January 1, 1998, and increasing 10% per year commencing the second year and subsequent years. The agreement is automatically renewable unless terminated prior thereto by consent of the parties. The Company further agrees to pay Cochran royalties in various amounts on its sales of Cochran created training and Internet educational materials. Payments to Cochran totaled $66,000 and $60,000 in 1999 and 1998, respectively.

     Effective May 1, 1998 Galaxy entered into a royalty and consulting agreement with Cochran in which Galaxy agrees to pay Cochran a royalty on Galaxy's sales of training manuals, audio tape presentations and related educational items on marketing techniques for the Internet user created by Cochran. Such items are designed to explain Internet banner advertising and are used by Galaxy to promote sales of its banner impressions, BannerWeb License, and BannerWeb Network. The agreement also calls for Cochran to receive speaker fees and reimbursement of travel expenses when Cochran participates in Company-sponsored seminars. The term of the agreement is for three years, and is renewable yearly thereafter provided Galaxy continues to use or distribute such Cochran created materials. The agreement can be cancelled at any time upon consent of both parties. During the years ended December 31, 1999 and 1998, the Company paid Cochran approximately $147,240 and $60,500, respectively for royalties and speaker fees.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 11 - STOCK PURCHASE WARRANTS

     In January 1999, the Company sold a $500,000 convertible promissory note bearing interest at 7% per annum to an institutional investor. During the first quarter, the note was converted into 169,192 shares of the Company's common stock. Along with the convertible promissory note, the Company issued the institutional investor warrants to purchase 50,000 shares of common stock. The warrants are exercisable at $7.05 per share and expire January 11, 2002.

     During February and March 1999, the Company entered into an agreement with an institutional investor, whereby the investor invested $1 million in exchange for 250,000 shares of common stock. The investor was also issued warrants to purchase up to 250,000 additional shares of the Company's stock at an exercise price of $2.84 per share. The warrants expire March 18, 2001.

NOTE 12 - STOCK OPTION PLAN

     The Company has a stock option plan under which officers, employees, directors and others may be granted options to purchase the Company's common stock. Under the Plan, the Company may grant up to 1,000,000 shares of common stock. During 1998, the Company granted 928,250 options to certain employees and directors at an exercise price of $.63 to $3.50 per share. During 1999, the Company granted 170,750 options to certain employees at an exercise price of $1.00 to $2.63 per share.

     Stock options expire ten years from the date of grant and vest ratably over five years from the date of grant. There are no shares available for future grants at December 31, 1999.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

     A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the years then ended is presented below:
                                                       Weighted
                                                        Average        Number
                                        Exercise       Exercise          of
                                          Price          Price         Shares
                                      -----------    ----------    -----------
     Balance, December 31, 1997           $     -       $    -               -
        Granted                          .63-3.50         0.80         928,250
        Exercised                            1.38         1.38         (10,000)
        Cancelled or expired             .63-2.00         0.82         (76,500)
                                      -----------    ----------    -----------
     Balance, December 31, 1998          .63-3.50         0.79         841,750
        Granted                         1.00-2.63         1.36         170,750
        Exercised                            0.75         0.75         (11,800)
        Cancelled or expired             .63-3.50         1.06         (22,500)
                                      -----------    ----------    -----------
     Balance, December 31, 1999       $  .75-3.50      $  0.88         978,200
                                      ===========    ==========    ===========

     Options currently outstanding and exercisable are as follows:

                                             Weighted Average
                             Number             Remaining              Number
     Exercise Price        Outstanding      Contractual Life         Exercisable
     --------------        -----------       ----------------        -----------
     $  0.75 to 1.00          887,700           8.36 years            291,252
        1.01 to 2.00           78,000           9.43 years             16,278
        2.01 to 3.50           12,500           9.26 years              1,882
     ---------------       -----------       ----------------        -----------
     $  0.75 to 3.50          978,200           8.46 years            309,412
     ===============       ===========       ================        ===========


     The Company has elected to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. During 1999, the Company recognized $21,000 of compensation expense for options granted below fair market value. During 1998, the Company recognized no compensation expense.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

     An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the Black-Scholes value at the grant date for awards, the Company's proforma net income and income per share would have been as follows:

                                                     1999               1998
                                                     ----               ----
     Net income (loss) as reported              $  (12,638,600)     $    35,375
     Proforma net loss                          $  (12,748,432)     $    (3,059)
     Basic EPS as reported                      $        (2.23)     $    0.0067
     Proforma basic EPS                         $        (2.25)     $   (0.0006)
     Diluted EPS as reported                    $        (2.00)     $    0.0062
     Proforma diluted EPS                       $        (2.02)     $   (0.0005)

     The fair value of the options was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                          1999            1998
                                                          ----            ----
     Risk-free interest rate                              6.5%            4.7%
     Expected life, in years                              8.46            9.25
     Dividend yield                                        -                -
     Volatility                                          35.0%            4.4%

     The weighted average grant date fair value of stock options granted during the year is summarized as follows:

                                                         1999             1998
                                                         ----             ----
     Weighted average fair value                        $ 0.53          $ 0.27

     During 1999, the Company's board of directors granted an additional 788,750 options pending the approval of the Company's shareholders. Shareholder approval is necessary in order to expand the number of shares authorized under the plan from 1,000,000 to 2,000,000. As shareholder approval had not been obtained as of December 31, 1999, all options granted in excess of the original 1,000,000 shares authorized are not considered outstanding and have not been included in the preceding analysis. Management will seek shareholder approval at the next annual meeting of shareholders. Once shareholder approval is obtained, the additional options will be effectively granted and the appropriate APB 25 and SFAS 123 calculations can be completed.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 13 - INCENTIVE COMPENSATION PLAN

     During 1998 , the Company adopted an Officers' Incentive Compensation Plan. The Plan, as amended, provides that incentive compensation will be paid to the Company's chief executive officer, chief operations officer and chief financial officer if the Company achieves certain levels of revenues and pretax profits as approved by the Board of Directors. During the years ended December 31, 1999 and 1998, $107,993 and $0 were earned under the Plan.

NOTE 14 - SEGMENT INFORMATION

     The Company has two principal business segments (Internet access and expertise, and multimedia manufacturing). The first is primarily engaged in the business of providing its customers with the ability to (i) acquire a presence on the Internet and (ii) to advertise and sell their products or services on the Internet. The second is primarily engaged in providing assistance in the design, manufacture and marketing of multimedia brochure kits, shaped compact discs and similar products and services intended to facilitate conducting business over the Internet. Management evaluates segment performance based on the contributions to earnings of the respective segment. An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows.

                                                   1999              1998
                                             --------------     -------------
     Segment sales:
     Internet services                       $  14,341,616      $ 11,448,392
     Multimedia products and services            3,646,315                -
                                             --------------     -------------
                                                17,987,931        11,448,392
     Elimination of intersegment sales             (53,654)               -
                                             --------------     -------------
     Total consolidated net sales            $  17,934,277      $ 11,448,392
                                             ==============     =============

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 14 -  SEGMENT INFORMATION (CONTINUED)

                                                     1999              1998
                                               ---------------    --------------
     Approximate contribution (charge)
     to earnings:
     Internet services                         $   (5,823,695)     $    128,059
     Multimedia products                             (825,387)              -
     Corporate                                       (461,780)         (109,907)
                                               ---------------      ------------
                                                   (7,110,862)           18,152
     Interest and other income (expense)                3,884             5,414
     Interest expense                                 (11,152)           (4,142)
                                               ---------------    --------------
     Income (loss) before income taxes             (7,118,130)           19,424
     Income tax expense (benefit)                       2,692          (15,951)
                                               ---------------    --------------
     Income (loss) before cumulative effect        (7,120,822)           35,375
     Cumulative effect adjustment                  (5,517,778)              -
                                               ---------------    --------------
                                               $  (12,638,600)     $     35,375
                                               ===============    ==============
     Depreciation and Amortization:
     Internet services                         $      144,349     $     106,741
     Multimedia products                               10,898              -
     Corporate                                          4,318            26,694
                                               ---------------    --------------
                                               $      159,565     $     133,435
                                               ===============    ==============
     Capital expenditures:
     Internet services                         $      122,834     $     103,426
     Multimedia products                              169,812              -
                                               ---------------    --------------
                                               $      292,646     $     103,426
                                               ===============    ==============
     Assets:
     Internet services                         $    2,525,344     $   1,302,770
     Multimedia products and services                 844,909              -
     Corporate                                      1,397,599           101,793
                                               ---------------    --------------
                                                    4,767,852         1,404,563
     Less:  Intersegment eliminations              (1,537,223)          (69,708)
                                               ---------------    --------------
     Total consolidated assets                 $    3,230,629     $   1,334,855
                                               ===============    ==============

     Intersegment sales for 1999 were made up primarily of the reimbursement of fees charged related to the fulfillment of orders. There was no profit added to the fees.

                            GALAXY ENTERPRISES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 15 - SUBSEQUENT EVENTS

     On March 13, 2000 the Company signed a definitive merger agreement to be acquired by Netgateway, Inc. for approximately 3.9 million shares in an all-stock merger plus the assumption of all outstanding stock options. The merger calls for Netgateway to issue about six-tenths of one Netgateway share for each Galaxy share. The transaction is subject to shareholder approval of both companies.