Form 10KSB/A
period 1999-12-31
GALAXY ENTERPRISES INC /NV/
filed 2000-05-05
CIK 1063450

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

                            GALAXY ENTERPRISES, INC.
                                 March 30, 2000
                                   Form 10-KSB/A

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
                                               ===============    ==============

Weighted average number of shares
outstanding:
Basic                                               5,675,744         5,272,069
Diluted                                             5,675,744         5,724,683

Net income (loss) per share
Basic                                           $       (2.23)    $      0.0067
                                                ==============    ==============
Diluted                                         $       (2.23)    $      0.0062
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

                                                1999                   1998
                                          --------------          --------------
        Net sales                         $  18,657,177           $  14,659,464
        Income (loss) before income          (7,380,034)                139,062
        Income taxes                              2,692                 (15,951)
        Net income (loss)                   (12,900,504)                155,013
        Per basic share                           (2.27)                   0.03
        Per diluted share                         (2.27)                   0.03




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

                                                           1998
                                                     --------------
      Sales                                           $  5,997,741
      Income (loss) before income taxes               $ (5,431,227)
      Net income (loss)                               $ (5,415,276)
      Per basic share                                 $      (1.03)
      Per diluted share                               $      (1.03)

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

                                                     1999               1998
                                                     ----               ----
     Net income (loss) as reported              $  (12,638,600)     $    35,375
     Proforma net loss                          $  (12,748,432)     $    (3,059)
     Basic EPS as reported                      $        (2.23)     $    0.0067
     Proforma basic EPS                         $        (2.25)     $   (0.0006)
     Diluted EPS as reported                    $        (2.23)     $    0.0062
     Proforma diluted EPS                       $        (2.25)     $   (0.0005)

     The fair value of the options was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                          1999            1998
                                                          ----            ----
     Risk-free interest rate                              6.5%            4.7%
     Expected life, in years                              8.46            9.25
     Dividend yield                                        -                -
     Volatility                                          35.0%            4.4%

     The weighted average grant date fair value of stock options granted during the year is summarized as follows:

                                                         1999             1998
                                                         ----             ----
     Weighted average fair value                        $ 0.53          $ 0.27

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