Form 10QSB
period 2000-03-31
GALAXY ENTERPRISES INC /NV/
filed 2000-05-15
CIK 1063450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to_______

Commission File Number:  0-25055
                        ---------


                            Galaxy Enterprises, Inc.
                           -------------------------
        (Exact name of small business issue as specified in its charter)


                      Nevada                                 88-031-5212
                --------------                             ----------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)


                     754 Technology Avenue, Orem, Utah 84097
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of __April 21, 2000__

              Classes of Common Stock               Number of shares outstanding
             --------------------------            -----------------------------
              Common Stock, $.007 par value                      6,218,5449

Transitional Small Business Disclosures Forms
         (Check one):

         Yes [    ]  No [ X ]

                            Galaxy Enterprises, Inc.

                                  ------------

                              INDEX TO FORM 10-QSB

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                               Page

         Condensed Consolidated Balance Sheets --
         March 31, 2000 and December 31, 1999............................  3

         Condensed Consolidated Statements of Operations --
         Three Months ended March 31, 2000 and 1999......................  4

         Condensed Consolidated Statements of Cash Flows --
         Three months ended March 31, 2000 and 1999 .....................  5

         Notes to Condensed Consolidated Financial Statements............  6

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations...................  7


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  12

Item 2.  Changes in Securities and Use of Proceeds......................  12

Item 3.  Defaults Upon Senior Securities................................  12

Item 4.  Submission of Matters to a Vote of Security Holders............  12

Item 5.  Other Information..............................................  12

Item 6.  Exhibits and Reports on Form 8-K...............................  12

                         PART I -- FINANCIAL INFORMATION

                    Galaxy Enterprises, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations

                                                                 Three Months               Three Months
                                                                     Ended                      Ended
                                                                March 31, 2000             March 31, 1999
                                                               ------------------      ------------------------


 REVENUE
   Sales                                                             $ 6,282,626                   $ 2,879,031
   Cost of sales                                                       4,563,186                     1,944,500
                                                               ------------------      ------------------------
                                           GROSS PROFIT                1,719,440                       934,531

 OPERATING EXPENSES
   Selling                                                             2,405,087                     1,281,558
   General and administrative                                          1,136,359                       481,693
   Depreciation                                                           33,611                        25,724
   Amortization                                                           16,545                        14,450
                                                               ------------------      ------------------------
                               TOTAL OPERATING EXPENSES                3,591,602                     1,803,425
                                                               ------------------      ------------------------
                                OPERATING INCOME (LOSS)               (1,872,162)                     (868,894)

 OTHER INCOME (EXPENSES)
   Interest income                                                            35                         2,229
   Other income (expense)                                                (29,130)                       (6,169)
   Interest expense                                                       (4,856)                       (3,639)
                                                               ------------------      ------------------------
                          TOTAL OTHER INCOME (EXPENSES)                  (33,951)                       (7,579)
                                                               ------------------      ------------------------
                      INCOME (LOSS) BEFORE INCOME TAXES               (1,906,113)                     (876,473)

 Income tax expense (benefit)                                                800                       (45,192)
                                                               ------------------      ------------------------

 Income before cumulative effect of
      a change in accounting principal                                (1,906,913)                     (831,281)

 Cumulative effect on prior years of
     accounting change                                                                              (5,450,651)

                                      NET INCOME (LOSS)             $ (1,906,913)                 $ (6,281,932)
                                                               ==================      ========================


 Weighted average shares outstanding:
   Basic and Diluted                                                   5,951,830                     5,625,272

 Net income per share:
   Basic and Diluted                                                   $ (0.320)                     $ (1.117)
                                                               ==================      ========================


                                   Galaxy Enterprises, Inc. and Subsidiary
                            Unaudited Condensed Consolidated Balance Sheet as of:

                                                                           Unaudited              Audited
                                                                         March 31, 2000         Dec 31, 1999
                                                                        -----------------     -----------------
  ASSETS

CURRENT ASSETS
  Cash                                                                $           81,455    $          132,741
  Trade accounts receivable (net of allowance of
        $984,249 and $677,551 respectively)                                    2,089,525             1,112,947
  Related party trade accounts receivable                                        136,405                52,518
  Inventories                                                                     87,395               102,203
  Prepaid expenses                                                               393,909               336,148
  Prepaid income taxes                                                             5,030                 5,030
  Employee advances                                                               94,170                89,660
  Credit card reserves                                                           447,628               248,431
                                                                        -----------------     -----------------
                                              TOTAL CURRENT ASSETS             3,335,517             2,079,678

EQUIPMENT                                                                        262,456               259,577

OTHER ASSETS
  Goodwill                                                                       833,889               850,434
  Other                                                                           41,342                40,940
                                                                        -----------------     -----------------
                                                                                 875,231               891,374
                                                                        -----------------     -----------------
                                                      TOTAL ASSETS    $        4,473,204    $        3,230,629
                                                                        =================     =================

  LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                              $        1,021,290    $        1,808,482
  Related party trade account payable                                             92,269
  Bank overdraft                                                                 420,274               348,907
  Accrued expenses                                                               438,212               469,286
  Income taxes payable                                                             1,000                 1,100
  Notes payable - current portion                                                543,347               161,486
  Deferred revenue - current portion                                          13,120,224            10,334,844
  Customer deposits                                                              532,439               285,226
                                                                        -----------------     -----------------
                                         TOTAL CURRENT LIABILITIES            16,169,055            13,409,331

DEFERRED REVENUE                                                                 780,661               410,719
NOTES PAYABLE                                                                      4,820                 4,269

STOCKHOLDERS' EQUITY
  Common stock par value $.007, Authorized 25,000,000 shares,
    5,965,449 and 5,947,514 issued and outstanding respectively                   41,757                41,632
  Additional paid-in-capital                                                   2,048,069             2,034,923
  Unearned stock compensation                                                   (153,000)             (159,000)
  Retained earnings                                                          (14,418,158)          (12,511,245)
                                                                        -----------------     -----------------
                              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (12,481,332)          (10,593,690)
                                                                        -----------------     -----------------
                                      TOTAL LIABILITIES AND EQUITY    $        4,473,204    $        3,230,629
                                                                        =================     =================


                    Galaxy Enterprises, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Cash Flows
               For the three months ending March 31, 2000 and 1999

                                                                            2000                      1999
                                                                   -----------------------   -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                           $  (1,906,913)            $  (6,281,932)
Adjustments to reconcile net earnings to net
cash flows from (used by)  operating activities:
  Depreciation                                                                     33,611                    25,724
  Amortization                                                                     16,545                    14,450
  Defered Compensation                                                              6,000

  Changes in operating assets and liabilities:
    Increase in accounts receivable                                            (1,060,465)                 (168,781)
    (Increase) decrease in inventories                                             14,808                  (26,000)
    Increase in prepaid expenses                                                  (57,761)                 (469,742)
    (Increase) decrease in credit card reserves                                  (199,197)                  (54,958)
    Increase in employee advances                                                  (4,510)
    Decrease (increase) in other assets                                              (402)                   19,800
    Increase in bank overdraft                                                     71,367
    (Decrease) increase in accounts payable                                      (694,924)                  (42,410)
    Increase (decrease) in accrued expenses                                       (31,074)
    Increase in customer deposits                                                 247,213                    51,561
    (Decrease) increase in accrued income taxes payable                                                     (45,192)
    Increase in deferred revenue                                                3,155,322                 6,183,745
    Increase (decrease) in other current liabilities                                                         30,784
                                                                   -----------------------   -----------------------
          Net cash flows (used by) operating activities                     $    (410,380)            $    (762,951)
                                                                   -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                           (36,589)                  (52,030)
                                                                   -----------------------   -----------------------
          Net cash used by investing activities                                   (36,589)                  (52,030)
                                                                   -----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash from notes payable                                                         450,000
  Repayment of notes                                                              (67,588)                  (25,000)
  Common stock issued for cash                                                     13,271                 1,454,500
                                                                   -----------------------   -----------------------
          Net cash flows from financing activities                                395,683                 1,429,500
                                                                   -----------------------   -----------------------

NET INCREASE (DECREASE) IN CASH                                                   (51,286)                  614,519

CASH AT THE BEGINNING OF THE PERIOD                                               132,741                    24,718
                                                                   -----------------------   -----------------------
CASH AT THE END OF THE PERIOD                                               $      81,455             $     639,237
                                                                   =======================   =======================

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

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Form 10-KSB for the year ending December 31, 1999. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). SAB 101 provided guidance on various revenue recognition issues including nonrefundable fees received upon entering into arrangements to provide products or services. The Company receives such fees on many of the products and services it provides. In prior years, the Company recognized such fees at the time of sale based on the belief that its ongoing obligation did not involve significant cost or effort and should not impact revenue recognition. Upon evaluation of the accounting requirements of SAB 101, the Company determined that it was required to adopt SAB 101's provisions and that revenue recognition will more closely parallel the time period over which the revenue is earned. Adoption of the applicable provisions of SAB 101 is to be reported as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

As a result of applying SAB 101, the Company adopted new revenue recognition policies. Such policies are as follows:

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

At the time of adoption in December 1999, the Company recorded a charge of $5.45 million, which represented the cumulative effect on prior years of the change in accounting principle regarding revenue recognition. The adoption of this change was reflected in the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999 and was effective for all of 1999. Therefore, the accompanying unaudited consolidated financial statements for the quarter ended March 31, 1999 have been adjusted to reflect the cumulative effect adjustment and the adoption of the new revenue recognition policies.

Credit Card Reserves

Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions. The Company establishes an account receivable at the time the customer's credit card is charged. Later when the cash is received from a credit card processing company and placed in a Company bank account the receivable is credited. Some processing companies require the Company to leave on deposit with them an amount of money equal to 5% of daily credit card transactions until a limit is reached. The limit is normally equal to one half month's processing volume. These deposits are also included in this category.

Customer Deposits

Customer Deposits represent advance payments made by some customers to the Company at the time an order is placed. The prepayment is between 33% and 67% of the total purchase price. The customer is invoiced for the difference when title to the products transfers to the customer.

Also included in this category are amounts withheld from sales commissions earned by outside telemarketing companies. It is anticipated that some customer refunds will be made from these sales and the company retains a small percentage of the commissions earned to assure recovery of the sales commissions in the event that the telemarketing company is no longer earning commissions. There is a contractual limit to the amount of reserve the Company is authorized to retain. Six months after termination of services by the telemarketing company any unused reserve will be given to the contractor.


Item 2.  Management's Discussion and Analysis or Plan of Operation

The  following  discussion  and analysis of financial  condition  and results of
operations   should  be  read  in  conjunction  with  the  Unaudited   Condensed
Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Revenues. The Company's sales for the three-month period ending March 31, 2000 were $6,282,626 as compared to $2,879,031 for the similar period ending March 31, 1999, an increase of 118%. This sales comparison between the two periods should only be made taking into account the change in revenue recognition policies as described in the notes to the financial statements. The increase in sales was partially due to increased attendance at the Company's Internet training workshops. During the first three months of 2000 the Company conducted 83 workshops compared with 38 for the similar period in 1999. In addition the Company's Impact Media division contributed $1,058,684 in sales. Impact Media's assets were purchased on May 31, 1999 so there were no corresponding sales in the first quarter of 1999.

Cost of Services/Products Sold. Cost of sales during the first quarter of 2000 totaled $4,563,186, which is equal to 72.5% of revenues. Cost of sales during the first quarter of 1999 totaled $1,944,500, which is equal to 67.5% of revenues. This increase in the cost of sales as a percentage of revenues is primarily due to an increase in the cost of conducting the Internet training workshops and programming customer storefronts. Another factor contributing to the lower gross profit was an increase in telemarketing sales, which have lower margins. The products sold by Impact media consist of multimedia brochures and shaped compact disks which at current volume levels have lower gross profit margins than the Galaxy products. Cost of sales is made up of the cost of tangible products sold, the cost to conduct Internet training workshops, the cost to program customer storefronts and contract telemarketing services. Cost of sales does not include depreciation.

Selling, General and Administrative Expenses. Selling expenses in the quarter were $2,405,087 in 2000 compared to $1,281,558 in 1999. These expenses, as a percentage of sales, decreased in 2000 to 38% from 45% in 1999. The improved percentage was the result of the Company's increased volume of Internet training workshops that provided economies of scale, as well as the contribution to revenues from Impact Medial which has lower selling expenses in their business model.

Administrative expenses were $1,136,359 during the first quarter of 2000 compared to $481,693 in the preceding year's first quarter. As a percentage of sales these expenses increased to 18% in 2000 from 17% in 1999. The Company moved to larger quarters and incurred other expenses that were necessary to sustain the year to year growth. The operations of Impact Media also contributed to higher administrative expenses. The Company anticipates that such expenses as a percentage of sales will improve in the future, as increasing revenues will not require proportional increases in overhead type costs.

Depreciation. Depreciation expense in the first quarter of 2000 was $33,611 compared to $25,724 in 1999. This was the result of purchases of computer equipment, software and other long-term assets.

Amortization. During 2000 amortization of Goodwill was $16,545 compared to $14,450 in 1999. Total Goodwill at the end of the period was $833,889 net of amortization to date. The Goodwill arose from the purchase by the Company of the assets and business interests of Profit Education Systems, Inc., CO-OP Business Services, Inc. and Impact Media, LLC.

Income Taxes. Since the Company incurred a loss for the period there is no provision for income taxes in the current year. The Company has not recorded an income tax benefit as a result of the loss for the year or other temporary differences since it is uncertain as to when the Company will become profitable and thereby be able to use the benefit of such items. The income tax benefit recorded in the first quarter of 1999 has been written off.

Net Income/Loss. The Company reported a Net Loss of $1,901,012 for the three months ending March 31, 2000, as compared to a Net Loss of $6,281,932 for the similar period in 1999. On a per share basis this amounted to a loss of $.32 per share in 2000 as compared to a loss of $1.12 per share in 1999. The loss in 1999 included the cumulative effect on prior years of an accounting change. The change was relative to revenue recognition as is more fully explained in the notes to the financial statements. The 1999 loss before the cumulative effect adjustment was $831,281.

Capital Resources

New Investments/Financing Activities. During 1999, the Company (i) sold a $500,000 convertible note to the Augustine Fund through Augustine Capital Management, an institutional investor based in Chicago, Illinois, (ii) sold 250,000 shares of the Company's common stock to Invest Linc Capital Corp. ("Invest Linc") for $1,000,000 and (iii) sold 228,570 shares of the Company's common stock to Zylo Ltd. for $300,000. During January and February 1999, the Augustine Fund converted the note into 169,192 shares of the Company's common stock. During the first quarter of 2000 the company borrowed $450,000 from Netgateway, Inc. These funds were used for merger-related expenses and working capital. The notes are due on the earlier of June 1, 2000 or the date the merger between the Company and Netgateway becomes effective. It is intended between the parties to the notes to have the due date extended since it will not be possible to have the merger effective by June 1, 2000. Should the due date not be extended it would have a material adverse effect on the Company. These capital infusions improved the Company's liquidity and its ability to meet ongoing working capital needs.

Cash. Cash on hand at March 31, 2000 totaled $81,455 as compared to $132,741 at December 31, 1999. Bank overdrafts for the same periods were $420,274 and $348,907 respectively.

Accounts Receivable. Accounts receivable, net of allowance for doubtful accounts, was $2,089,525 at March 31, 2000 ($1,913,456 at Galaxy and $176,069 at
IMI. Inc., which is doing business under the name of Impact Media) compared to $1,112,947 at 1999 year's end. This increase is the result of the Company offering to finance customer purchases with monthly payments at its Internet training workshops and IMI, Inc. selling to customers in the normal course of business on open account. The receivables associated with the Internet training workshops are collected for the Company by Travelers Investment Corporation for a fee.

Prepaid Expenses. Prepaid expenses at March 31, 2000 were $393,909 as compared to $336,148 at December 31, 1999. These prepaid expenses are mainly the result of payments made by Galaxy Mall for certain marketing costs incurred in the fourth quarter of 1999 and the first quarter of 2000 that apply directly to Internet training workshops to be held later during the year. Revenues to be derived from these expenditures will be earned later in 2000 and 2001. These marketing costs consist of mailings to and newspaper advertising for potential customers for our Internet training workshops that target dates in subsequent quarters; the travel costs, meeting rooms and supplies used by our employees to hold "preview sessions" which will secure attendees to workshops in subsequent quarters; and travel, hotel and other costs which must be prepaid to support workshops in subsequent quarters.

Credit Card Reserves. Credit card reserves at March 31, 2000 were $447,628 ($425,418 at Galaxy and 22,210 at IMI) as compared to $248,431 at December 31, 1999. Credit card reserves represent amounts of money due the Company from banks and credit card processing companies who have handled Visa, Master Card, American Express and Discover Card transactions. Some banks require the Company to leave on deposit with them 5% of the credit card proceeds until the amount reaches 50% of one month's transactions. This reserve earns interest at the bank's certificate of deposit rate and will be returned to the company at a future date.

Accounts Payable. Accounts payable at March 31, 2000 totaled $1,113,559. There was also a bank overdraft of $420,274 bringing the total payable up to $1,533,833 ($1,286,921 at Galaxy and $246,912 at IMI) as compared to $2,157,389 at the end of 1999.

Deferred Revenue. Deferred revenue at the end of the first quarter in 2000 was $13,900,885 ($13,262,974 at Galaxy and $637,911 at IMI) compared to $10,745,563 at the end of last year. As explained in the notes to the financial statements the Company has adopted a change in accounting principle as contemplated by SEC Staff Accounting Bulletin 101, which resulted in this amount being deferred. The Company defers revenue from the current quarter into the future, but brings into the current quarter amounts deferred in earlier periods that have now been earned and can thus be recognized. As long as the Company continues to grow, as it did in the year 2000 first quarter, the amount deferred into the future will be greater than the amount recognized from prior quarters and will have a negative impact on revenues and earnings. The reverse would be true should sales fall below current levels.

Customer Deposits. Customer Deposits amounted to $532,439 at March 31, 2000 (250,733 at Galaxy and 281,706 at IMI) as compared to $285,226 at December 31, 1999. This represents amounts paid to the company as deposits from customers for orders to be delivered in the future. At the time the goods are shipped and title transfers to the customer, the amount will be taken into income under the Company's normal revenue recognition policies.

Equipment. Equipment increased during 2000 to $262,456 from $259,577 net of accumulated depreciation of $190,977 in 2000 and $157,364 at December 31, 1999. This was due to the need for additional computers and other equipment to conduct the Company's business. Additional capital equipment purchases will be necessary as the Company grows. The Company also leases equipment. Leasing allows the Company the use of equipment without the need to disburse the entire purchase price in cash at the time of acquisition.

Stockholders' Equity. Total Stockholders' Equity decreased to a deficit of $14,412,158 during the first quarter of 2000 from $12,511,245 at December 31, 1999. This was mainly the result of the change in accounting principle described earlier that established the Deferred Revenue with the resultant net loss from operations for the year. Since the increase of the Deferred Revenue was a non-cash transaction, and no monies were required to be repaid to customers as a result of the change, the Company believes it can continue to operate in spite of the negative net worth.

Liquidity

Ratios. At March 31, 2000 the Company's current ratio, current assets compared to current liabilities, was .21 to 1 compared to .16 to 1 as of December 31, 1999. This out of balance situation is exacerbated by the deferred revenue adjustment.

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

Cash flow. Cash flows from financing activities during the first quarter of 2000 were $395,683, including a loan from Netgateway, Inc. of $450,000, which was partially off set by repayment of a bank loan. The loan to Netgateway comes due during the second quarter of 2000. It will be necessary to obtain additional equity funding or long-term loans from banks or other financial institutions for the Company to meet its long-term goals.

In conjunction with the Merger Agreement with Netgateway and upon consummation of the merger, the Company will become a wholly owned subsidiary of Netgateway. The merger is expected to close during the second quarter of 2000 and is subject to the satisfaction or waiver by the parties of certain conditions. The Company may be required to pay a substantial termination fee if the merger agreement is terminated for certain specific reasons. If required, payment of the fee would have a material adverse effect on the Company's business, prospects, financial conditions, results of operations and its ability to raise future capital.

Business Development

Effective on May 31, 1999, IMI, Inc., a wholly-owned subsidiary of the Company acquired substantially all of the assets of Impact Media, L.L.C., a Utah limited liability company ("Impact Media") engaged in the design, manufacture and marketing of multimedia presentations, shaped compact discs and similar products and services intended to facilitate traditional marketing and to bridge the gap between conventional and Internet marketing. The assets acquired include, among other things, equipment, inventory, intellectual property, computer programs, cash and accounts receivable, the primary use of which relates to the design, manufacture and marketing of Impact Media's products and services. It is the present intent of the Company to continue to devote the assets to such purposes. The transaction is more fully described in a Form 8-K filing dated July 9, 1999.

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

The foregoing statements are based upon management's current assumptions and contain forward-looking statements (within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and its prospects. Readers are urged to review the Company's Form 10-KSB for the year ending December 31, 1999 for a complete listing of the risk factors associated with its business.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In January, 2000, we sold 17,935 shares of common stock to employees exercising stock options granted under the 1997 Employee Stock Option Plan. The proceeds totaling $13,271 were added into our working capital.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

 Exhibit No.  Description
 -----------  -----------

     2.1 Agreement and Plan of Merger dated as of March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp., and Galaxy
              Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     10.1 Promissory Note dated January 7, 2000 in the principal amount of $300,00 made by Galaxy Enterprises, Inc. and John J. Poelman and payable to Netgateway, Inc. (incorporated by reference to Exhibit 10.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     10.2 Promissory Note dated February 4, 2000 in the principal amount of $150,000 made by Galaxy Enterprises, Inc. and John J.
              Poelman  and  payable  to  Netgateway,   Inc.   (incorporated  by
              reference to Exhibit 10.2 to the report on Form 8-K of registrant filed on March 22, 2000).

     27.1     Financial Data Schedule

     99.1 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc., Galaxy Acquisition Corp., and John J. Poelman (incorporated by reference to Exhibit 99.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.2 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc., Galaxy Acquisition Corp., and Sue Ann Cochran (incorporated by reference to Exhibit 99.2 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.3 Stock Option Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman (incorporated by reference to Exhibit 99.3 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.4 Pledge Agreement, dated as of January 7, 2000, between John J. Poelman and Netgateway, Inc. (incorporated by reference to Exhibit 99.4 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.5 Pledge Agreement, dated as of February 4, 2000, between John J. Poelman and Netgateway, Inc. (incorporated by reference to Exhibit 99.5 to the report on Form 8-K of registrant filed on March 22, 2000).

     (b)      Reports on Form 8-K

         On March 22, 2000 the registrant filed a report on Form 8-K. The Form 8-K reported on Item 5 the press release announcing the execution of the Merger Agreement by registrant and Netgateway, Inc. See Part I, Item 2 above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                 GALAXY ENTERPRISES, INC.


                                      /s/ Frank C. Heyman
                                    -----------------------------
                                    Frank C. Heyman
                                    Chief Financial Officer
                                    (As a duly authorized officer of the Company
                                    and as  principal  financial  officer of the
                                    Company)

                                INDEX TO EXHIBITS

 Exhibit No.  Description
 -----------  -----------

     2.1 Agreement and Plan of Merger dated as of March 10, 2000 by and among Netgateway, Inc., Galaxy Acquisition Corp., and Galaxy
              Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     10.1 Promissory Note dated January 7, 2000 in the principal amount of $300,00 made by Galaxy Enterprises, Inc. and John J. Poelman and payable to Netgateway, Inc. (incorporated by reference to Exhibit 10.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     10.2 Promissory Note dated February 4, 2000 in the principal amount of $150,000 made by Galaxy Enterprises, Inc. and John J.
              Poelman  and  payable  to  Netgateway,   Inc.   (incorporated  by
              reference to Exhibit 10.2 to the report on Form 8-K of registrant filed on March 22, 2000).

     27.1     Financial Data Schedule

     99.1 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc., Galaxy Acquisition Corp., and John J. Poelman (incorporated by reference to Exhibit 99.1 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.2 Voting Agreement dated as of March 10, 2000, by and among Netgateway, Inc., Galaxy Acquisition Corp., and Sue Ann Cochran (incorporated by reference to Exhibit 99.2 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.3 Stock Option Agreement dated as of March 10, 2000, by and among Netgateway, Inc. and John J. Poelman (incorporated by reference to Exhibit 99.3 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.4 Pledge Agreement, dated as of January 7, 2000, between John J. Poelman and Netgateway, Inc. (incorporated by reference to Exhibit 99.4 to the report on Form 8-K of registrant filed on March 22, 2000).

     99.5 Pledge Agreement, dated as of February 4, 2000, between John J. Poelman and Netgateway, Inc. (incorporated by reference to Exhibit 99.5 to the report on Form 8-K of registrant filed on March 22, 2000).